Form 10-Q
period 1996-03-31
GIANT CEMENT HOLDING INC
filed 1996-05-13
CIK 922405

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-Q


X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934

                    For the quarterly period ended MARCH 31, 1996
                                                   --------------


- ---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _________________ to ________________

                      Commission File Number : 0-24850
                                               -------


                            GIANT CEMENT HOLDING, INC.
                            --------------------------
              (Exact name of registrant as specified in its charter)


               DELAWARE                                    57-0997411
      ------------------------------               ---------------------------
(State or other jurisdiction of  incorporation)      (I.R.S. Employer ID No.)

            320-D MIDLAND PARKWAY, SUMMERVILLE, SOUTH CAROLINA 29485
            --------------------------------------------------------
     Registrant's telephone number, including area code:  (803) 851-9898
                                                          --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

           COMMON STOCK, $.01 PAR VALUE 9,877,727 SHARES OUTSTANDING
           ---------------------------------------------------------

                             GIANT CEMENT HOLDING, INC.

                                       INDEX


PART I FINANCIAL INFORMATION

                                                                    PAGE NO.
                                                                    --------

Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations -
         Three-Month Periods Ended March 31, 1996 and 1995........      3

         Condensed Consolidated Balance Sheets - March 31, 1996
         and 1995 and December 31, 1995...........................      4

         Condensed Consolidated Statements of Cash Flows -
         Three-Month Periods Ended March 31, 1996 and 1995........      5

         Notes to Condensed Consolidated Financial Statements.....    6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................   8-11

PART II  OTHER INFORMATION


Item 1.  Legal Proceedings........................................     12

Item 6.  Exhibits and Reports on Form 8-K.........................     12

         (a)Reports on Form 8-K....................................    12

                            GIANT CEMENT HOLDING, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              for the three-month periods ended March 31, 1996 and 1995
                                    (Unaudited)


                                                        THREE MONTHS ENDED
                                                        ------------------
                                                        1996          1995
                                                        ----          ----
                                                (In thousands, except per share data)

Operating revenues                                      $20,791       $19,318
Operating costs and expenses:
   Cost of sales and services                            16,781        16,636
   Selling, general and administrative                    2,134         1,912
                                                        -------       -------
      Operating income                                    1,876           770

Other income (expense):
   Interest expense                                        (261)          (97)
   Other, net                                               (98)           66
                                                        -------       -------
      Income before taxes                                 1,517           739
   Provision for income taxes                               531           272
                                                        -------       -------
      Net income                                        $   986       $   467
                                                        =======       =======
Net income per common share                             $   .10       $   .05
                                                        =======       =======
Weighted average common shares                            9,920        10,000

         See accompanying notes to consolidated financial statements.

                             GIANT CEMENT HOLDING, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                          MARCH 31         DECEMBER 31
                                                     --------------------  -----------
                                                       1996        1995        1995
                                                     --------    --------    --------
                                                            (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                         $  2,212    $  3,877    $  8,102
   Accounts receivable, less allowances of
     $1,098, $1,080 and $973, respectively             14,505      11,753      12,557
   Inventories                                         19,695      16,761      17,102
   Other current assets                                 1,540       2,123       1,750
                                                     --------    --------    --------
      Total current assets                             37,952      34,514      39,511
                                                     --------    --------    --------

Property, plant and equipment, at cost                152,452     131,257     148,778
   Less accumulated depreciation                       81,491      74,429      79,303
                                                     --------    --------    --------
                                                       70,961      56,828      69,475
                                                     --------    --------    --------
Deferred charges and other assets                       2,714       1,802       2,728
                                                     --------    --------    --------

            Total assets                             $111,627    $ 93,144    $111,714
                                                     ========    ========    ========

LIABILITIES
Current liabilities:
   Accounts payable                                  $  8,519    $  9,926    $  8,172
   Short-term borrowings                                2,031         984       2,279
   Accrued expenses                                     7,632       6,389       7,333
   Current maturities of long-term debt                 4,031       2,034       4,188
                                                     --------    --------    --------
            Total current liabilities                  22,213      19,333      21,972

Long-term debt, net of current maturities              10,444       6,346      11,337
Accrued pension and postretirement benefits             9,232       8,237       9,259
Deferred income taxes                                   4,569       4,558       4,532
                                                     --------    --------    --------
            Total liabilities                          46,458      38,474      47,100
                                                     --------    --------    --------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 20,000
   shares authorized, 10,000 shares issued                100         100         100
Capital in excess of par value                         41,022      40,985      40,985
Retained earnings                                      27,600      14,366      26,614
Less:
   Common stock held in treasury: 99 shares             1,084        -            616
   Reduction for additional pension
       liability                                        2,469         781       2,469
                                                     --------    --------    --------
                                                       65,169      54,670      64,614
                                                     --------    --------    --------
            Total liabilities and
              shareholders' equity                   $111,627    $ 93,144    $111,714
                                                     ========    ========    ========

            See accompanying notes to consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the three-month periods ended March 31, 1996 and 1995
                                   (Unaudited)


                                                      1996         1995
                                                      ----         ----
                                                         (In thousands)
Operations:
   Net income (loss)............................     $   986      $   467
   Depreciation and depletion...................       2,248        1,950
   Amortization of deferred charges and other...         103          196
   Deferred income taxes........................          37          -

Changes in operating assets and liabilities:
   Receivables..................................      (1,948)      (1,219)
   Inventories..................................      (2,593)      (2,717)
   Other current assets and deferred charges....         121         (581)
   Accounts payable.............................        (447)       1,336
   Accrued expenses.............................         272        (1,469)
                                                     -------       -------
      Net cash used by operations...............      (1,221)       (2,037)
                                                     -------       -------

Investing:
   Purchase of property, plant and equipment....      (2,940)       (5,049)
                                                     -------       -------

Financing:
   Repayment of long-term debt..................      (1,050)         (622)
   Payments to former parent....................        -              (10)
   Proceeds from short-term borrowings..........       2,031           -
   Repayment of short-term borrowings...........      (2,279)          -
   Transfer of treasury stock to Profit
      Sharing Plans.............................         253           -
   Purchase of treasury stock...................        (684)          -
                                                     -------       -------
      Net cash used by financing................      (1,729)         (632)
                                                     -------       -------

         Decrease in cash and
          cash equivalents......................      (5,890)       (7,718)

Cash and Cash Equivalents:
   Beginning of period..........................       8,102        11,595
                                                     -------       -------
   End of period................................     $ 2,212       $ 3,877
                                                     =======       =======
Supplemental Information:
Cash paid for:
   Interest.....................................     $   265       $    98
   Income taxes.................................          36           979


         See accompanying notes to consolidated financial statements

                            GIANT CEMENT HOLDING, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent Annual Report to stockholders. The financial statements as of March 31, 1996 and for the interim periods ended March 31, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

     The financial information as of December 31, 1995 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the Company's 1995 Annual Report to Shareholders.


2.       INVENTORIES (IN THOUSANDS):             MARCH 31,       DECEMBER 31
                                           --------------------  -----------
                                             1996        1995        1995
                                           --------    --------    --------
         Finished goods                   $  5,322    $  3,698    $  3,913
         In process                          2,157       1,909       1,270
         Raw materials                       2,175       1,418       1,527
         Supplies, repair parts and fuel    10,041       9,736      10,392
                                          --------    --------    --------
                                          $ 19,695    $ 16,761    $ 17,102
                                          ========    ========    ========


3.       ACCRUED EXPENSES (IN THOUSANDS):        MARCH 31,       DECEMBER 31
                                           --------------------  -----------
                                             1996        1995        1995
                                           --------    --------    --------
         Compensation                     $  1,379    $  1,323    $  1,913
         Pension plan contribution           3,360       2,080       3,446
         Income taxes                          589         631        -
         Environmental settlements             358         610         358
         Other                               1,946       1,745       1,616
                                          --------    --------    --------
                                          $  7,632    $  6,389    $  7,333
                                          ========    ========    ========


4.  CONTINGENCIES:

    In September 1995, the Company's subsidiary Keystone was named as a defendant in a civil complaint, filed by the Pennsylvania Environmental Enforcement Project Inc. ("PEEP"), a non-profit corporation, under the Citizen Suit Provisions of certain Environmental Laws. The complaint seeks principally to enjoin Keystone from burning hazardous wastes, enjoin Keystone from further alleged violations of certain Environmental Laws and to abate alleged conditions which endanger health or the environment. The complaint also seeks civil penalties for the alleged violations. The Company has filed a motion to dismiss the complaint to which PEEP has filed a response. The Company's motion to dismiss was denied without prejudice. PEEP has subsequently filed for a preliminary injunction to enjoin Keystone from burning hazardous waste. The Company will file its response to the plaintiff's motion for preliminary injunction in May.

    The complaint is at an early stage and management and counsel believe the claim is without merit and the Company has meritorious defenses.
    However, the likelihood of an unfavorable outcome cannot presently be determined. The burning of hazardous waste-derived fuels is a key factor to the profitability of the Company. An unfavorable outcome to the litigation and/or a substantial reduction in the Company's ability to substitute hazardous waste-derived fuels for traditional fossil fuels could have a material adverse effect on the Company's financial condition and/or results of operations.

                            GIANT CEMENT HOLDING, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's cement operations are directly related to the construction industry. The regional markets in which the Company operates, the Middle-Atlantic and South-Atlantic regions, are highly cyclical, experiencing peaks and valleys in demand corresponding to regional and national construction cycles. Additionally, the demand for cement is seasonal because construction activity diminishes during the winter months of December, January and February. The seasonal impact can be particularly acute in the Company's Middle-Atlantic market. In addition, the Company performs a substantial portion of its routine annual major maintenance projects during the period of low plant utilization, typically the first quarter of its fiscal year, which results in significant additional expense during this period. The Company believes that the routine annual maintenance performed in the first quarter results in lower maintenance costs throughout the remainder of the year. Accordingly, the Company has historically experienced its lowest levels of revenue and gross profit during the first quarter and thus the results for the interim period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year.

The Company derives revenues from the sales of products, primarily cement, as well as from the provision of resource recovery services. Resource recovery services revenue is primarily derived from third parties that pay the Company to utilize their waste as fuel, which additionally reduces the cost of traditional fossil fuels used in the manufacture of cement. Due to the nature of the Company's operations and the fact that the burning of waste-derived fuels is inseparable from the manufacture of cement, it is impractical to disaggregate the costs of sales and services by revenue classification.

RESULTS OF OPERATIONS

Three month period ended March 31, 1996 versus three month period ended March 31, 1995.

Operating revenues increased 7.6% to $20.8 million in 1996 as compared to $19.3 million in 1995. Revenues from product sales increased $2.1 million or 12.7% to $18.3 million in 1996, as compared to $16.2 million in 1995, as a result of increased shipping volumes and higher average selling prices of cement. Cement shipping volumes increased 5.8% in 1996, primarily as a result of a significant increase in the Company's South-Atlantic region, which was partially offset by lower shipments in the Company's Middle-Atlantic region as a result of the harsh winter weather in the region in January.

The Company's average selling price per ton of cement increased 8.7% for the quarter ended March 31, 1996 compared to the comparable period in 1995, as a result of price increases implemented in April 1995. The Company realized greater price increases in April 1995 in its South-Atlantic market where demand and the Company's ability to increase prices were particularly strong. Effective April 1, 1996, the Company announced price increases of $4 per ton and $5 per ton in its South-Atlantic and Middle-Atlantic markets, respectively. The Company expects to fully realize the $4 increase in the South-Atlantic region. However, in spite of seasonally strong shipments subsequent to January in the Middle-Atlantic region, high inventory levels in the region resulted in the Company rescinding the $5 per ton April 1st increase and announcing a $3 per ton increase effective August 1, 1996.

Resource recovery services revenues decreased $584,000 or 18.8% to $2.5 million in 1996, compared to $3.1 million in 1995. The decrease resulted from lower prices realized for liquid fuels processing in both of the Company's markets and slightly lower overall volumes. Subsequent to March 31, 1996, both the supply and pricing of liquid fuels have improved.

Gross profit increased 49.5% to $4.0 million in 1996, compared to $2.7 million in 1995, as a result of higher operating revenues. The Company's gross margins increased to 19.3% in 1996 from 13.9% in 1995. In 1996, cost of sales and services increased $145,000 or .9% for the quarter primarily as a result of higher shipping volumes. Cement manufacturing costs per ton increased less than 1% in 1996 compared to the first quarter of 1995.

Selling, general and administrative expenses increased $222,000 to $2.1 million in 1996. The expense increase primarily related to increased compensation costs and higher expense accruals for uncollectible accounts receivable in the first quarter of 1996.

Interest costs increased $164,000 for the quarter to $261,000 as a result of higher average borrowings outstanding.

The income tax provisions recorded for the three month periods ended March 31, 1996 and 1995, relate to federal and state income taxes and were recorded at estimated annual effective rates of 35% in 1996 and 37% in 1995.

Net income increased $519,000 or 111% to $986,000, in 1996 compared to $467,000 in 1995, primarily as a result of increased operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of capital expenditures, debt service obligations and working capital needs.
The Company has historically met these needs through internal generation of cash and borrowings on revolving credit facilities. The Company's borrowings have historically increased during the first half of the year because of the seasonality of its business and the annual plant maintenance performed in the first quarter.

Cash and cash equivalents totalled $2.2 million at March 31, 1996 compared to $8.1 million at December 31, 1995. At March 31, 1996, and December 31, 1995 the Company had net working capital of $15.7 million, and $17.5 million, with current ratios of 1.7 and 1.8, respectively. Accounts receivable increased $1.9 million or 15.5% to $14.5 million at March 31, 1996 as a result of higher cement and resource recovery revenues in March 1996 compared to December 1995. Inventories increased $2.6 million or 15.2% to $19.7 million at March 31, 1996, as a result of seasonally higher clinker and finished cement inventories as compared to December 31, 1995. Total current liabilities increased $241,000 or 1.1% to $22.2 million at March 31, 1996, primarily as a result of increased amounts payable to vendors.

Cash used by operations for the three month period ended March 31, 1996 was $1.2 million compared to $2.0 million for the comparable 1995 period. The decrease in cash used by operations was primarily the result of increased net income and depreciation. Net cash used by investing activities decreased from $5.0 million in 1995 to $2.9 million in 1996 as a result of decreased capital expenditures in 1996. Net cash used by financing activities increased from $632,000 in 1995 to $1.7 million in 1996 as a result of increased debt payments and repurchases of the Company's outstanding common stock. Through March 31, 1996, the Company has expended $1.0 million of the $5.0 million approved for stock repurchases. The Company utilized a total of $5.9 million in cash in 1996 versus $7.7 million in 1995, primarily as a result of decreased capital spending.

The Company believes that its Term Loan and Credit Facility, together with internally generated funds, will be sufficient to meet its needs for the foreseeable future.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This document contains forward-looking statements that involve a number of business risks and uncertainties including; economic conditions, construction spending, supply and demand and other risks as described in the Company's Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 1995.

                            GIANT CEMENT HOLDING, INC.

                            PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In September 1995, the Company's subsidiary Keystone was named as a defendant in a civil complaint, filed by the Pennsylvania Environmental Enforcement Project Inc. ("PEEP"), a non-profit corporation, under the Citizen Suit Provisions of certain Environmental Laws. The complaint seeks principally to enjoin Keystone from burning hazardous wastes, enjoin Keystone from further alleged violations of certain Environmental Laws and to abate alleged conditions which endanger health or the environment. The complaint also seeks civil penalties for the alleged violations. The Company has filed a motion to dismiss the complaint to which PEEP has filed a response. The Company's motion to dismiss was denied without prejudice. PEEP has subsequently filed for a preliminary injunction to enjoin Keystone from burning hazardous waste. The Company will file its response to the plaintiff's motion for preliminary injunction in May.

The complaint is at an early stage and management and counsel believe the claim is without merit and the Company has meritorious defenses. However, the likelihood of an unfavorable outcome cannot presently be determined. The burning of hazardous waste-derived fuels is a key factor to the profitability of the Company. An unfavorable outcome to the litigation and/or a substantial reduction in the Company's ability to substitute hazardous waste-derived fuels for traditional fossil fuels could have a material adverse effect on the Company's financial condition and/or results of operations.

For additional information regarding environmental proceedings and legal matters, see "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K

              During the quarter ended March 31, 1996, the Company did not file any reports on Form 8-K.

Items 2 through 5 are not applicable.

                                     SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GIANT CEMENT HOLDING, INC. - Registrant




                              By:  /s/ Terry L. Kinder
                                   ------------------------------
                                   Terry L. Kinder
                                   Vice President and Chief Financial Officer
                                   Secretary-Treasurer




                              By:  /s/ Victor Whitworth
                                   -------------------------------
                                   Victor Whitworth
                                   Corporate Controller
                                   Principal Accounting Officer





Date:  May 8, 1996