Form 10-Q
period 1996-06-30
GIANT CEMENT HOLDING INC
filed 1996-08-12
CIK 922405

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549
                                      FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

         For the transition period from            to           .
                                         ----------   ----------

                           Commission File Number : 0-24850


                              GIANT CEMENT HOLDING, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


             Delaware                                    57-0997411
    --------------------------------                  ------------------
(State or other jurisdiction of  incorporation)    (I.R.S. Employer ID No.)

               320-D Midland Parkway, Summerville, South Carolina 29485
               --------------------------------------------------------

         Registrant's telephone number, including area code:  (803) 851-9898
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

                                  Yes  X    No
                                      ----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

              Common Stock, $.01 Par Value  9,827,227 Shares Outstanding
              ----------------------------------------------------------

                              GIANT CEMENT HOLDING, INC.

                                        INDEX

PART I FINANCIAL INFORMATION
                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations - Three
         and Six-Month Periods Ended June 30, 1996 and 1995............     3

         Condensed Consolidated Balance Sheets - June 30, 1996 and
         1995 and December 31, 1995....................................     4

         Condensed Consolidated Statements of Cash Flows -
         Six-Month Periods Ended June 30, 1996 and 1995................     5

         Notes to Condensed Consolidated Financial Statements..........    6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................   8-11

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.............................................    12

Item 4.  Submission of Matters to a Vote of Security Holders...........  12-13

Item 6.  Exhibits and Reports on Form 8-K..............................    13

         (a)Reports on Form 8-K........................................    13

                              GIANT CEMENT HOLDING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           for the three and six-month periods ended June 30, 1996 and 1995
                                     (Unaudited)


                                               Three Months Ended            Six Months Ended
                                              -------------------           -------------------
                                             1996           1995           1996           1995
                                             ----           ----           ----           ----
                                                   (In thousands, except per share data)

Operating revenues                      $  32,414      $  27,919      $  53,205      $  47,237

Operating costs and expenses:
  Cost of sales and services               22,491         20,432         39,272         37,068
  Selling, general and administrative       2,082          1,721          4,216          3,633
                                        ---------      ---------      ---------      ---------
    Operating income                        7,841          5,766          9,717          6,536
Other income (expense):
  Interest expense                           (317)           (45)          (578)          (142)
  Other, net                                   35             47            (63)           113
                                        ---------      ---------      ---------      ---------
    Income before taxes                     7,559          5,768          9,076          6,507
  Provision for income taxes                2,646          2,006          3,177          2,278
                                        ---------      ---------      ---------      ---------
    Net income                          $   4,913      $   3,762      $   5,899      $   4,229
                                        ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------

Net income per common share             $     .50      $     .38      $     .60      $     .42
                                        ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------

Weighted average common shares              9,876         10,000          9,898         10,000


             See accompanying notes to consolidated financial statements.

                              GIANT CEMENT HOLDING, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                   June 30,       June 30,   December 31,
                                                     1996           1995          1995
                                                     ----           ----          ----
                                                                 (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                       $   2,838      $     184      $   8,102
  Accounts receivable, less allowances of
    $1,162, $959, and $973, respectively             17,648         15,346         12,557
  Inventories                                        16,636         16,134         17,102
  Other current assets                                1,754          1,945          1,750
                                                  ---------      ---------      ---------
        Total current assets                         38,876         33,609         39,511
                                                  ---------      ---------      ---------

Property, plant and equipment, at cost              153,144        139,849        148,778
  Less accumulated depreciation                      83,684         76,335         79,303
                                                  ---------      ---------      ---------
                                                     69,460         63,514         69,475
Deferred charges and other assets                     2,970          2,211          2,728
                                                  ---------      ---------      ---------
        Total assets                              $ 111,306      $  99,334      $ 111,714
                                                  ---------      ---------      ---------
                                                  ---------      ---------      ---------

LIABILITIES
Current liabilities:
  Accounts payable                                $   5,830      $  10,064      $   8,172
  Short-term borrowings                                   -          1,400          2,279
  Accrued expenses                                    9,592          7,045          7,333
  Current maturities of long-term debt                4,079          2,982          4,188
                                                  ---------      ---------      ---------
        Total current liabilities                    19,501         21,491         21,972

Long-term debt, net of current maturities             9,343          5,788         11,337
Accrued pension and postretirement benefits           8,585          8,251          9,259
Deferred income taxes                                 4,569          5,372          4,532
                                                  ---------      ---------      ---------
        Total liabilities                            41,998         40,902         47,100
                                                  ---------      ---------      ---------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 20,000
  shares authorized, 10,000 shares
  issued                                                100            100            100
Capital in excess of par value                       41,022         40,985         40,985
Retained earnings                                    32,513         18,128         26,614
Less:
  Common stock held in treasury: 157 shares
    in 1996 and 63 in 1995                            1,858              -            616
  Reduction for additional
    pension liability                                 2,469            781          2,469
                                                  ---------      ---------      ---------
                                                     69,308         58,432         64,614
                                                  ---------      ---------      ---------
         Total liabilities and
           shareholders' equity                   $ 111,306      $  99,334      $ 111,714
                                                  ---------      ---------      ---------
                                                  ---------      ---------      ---------


             See accompanying notes to consolidated financial statements.

                              GIANT CEMENT HOLDING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the six-month periods ended June 30, 1996 and 1995
                                     (Unaudited)


                                                           1996          1995
                                                           ----          ----
                                                               (In thousands)
Operations:
  Net income.........................................    $ 5,899       $ 4,229
  Depreciation and depletion.........................      4,492         3,943
  Amortization of deferred charges and other.........        214           309
  Deferred income taxes..............................         37             -

Changes in operating assets and liabilities:
  Receivables........................................     (5,091)       (4,812)
  Inventories........................................        466        (2,090)
  Other current assets and deferred charges..........       (460)         (925)
  Accounts payable...................................     (2,342)        1,185
  Accrued expenses...................................      1,585           206
                                                         -------       -------

     Net cash provided by operations.................      4,800         2,045
                                                         -------       -------

Investing:
  Purchase of property, plant and equipment..........     (4,477)      (13,439)
                                                         -------       -------

Financing:
  Repayment of long-term debt........................     (2,103)       (1,216)
  Proceeds from short-term borrowings................      3,106         1,400
  Repayment of short-term borrowings.................     (5,385)         (201)
  Transfer of treasury stock to Profit
    Sharing Plans....................................        253             -
  Purchase of treasury stock.........................     (1,458)            -
                                                         -------       -------

     Net cash used by financing......................     (5,587)          (17)
                                                         -------       -------

          Decrease in cash and
             cash equivalents........................     (5,264)      (11,411)

Cash and Cash Equivalents:
  Beginning of period................................      8,102        11,595
                                                         -------       -------
  End of period......................................    $ 2,838       $   184
                                                         -------       -------
                                                         -------       -------

Supplemental Information:
  Cash paid for:
    Interest (net of $212 capitalized in 1995)           $   602       $   146
    Income taxes.....................................        627         1,145


             See accompanying notes to consolidated financial statements.

                              GIANT CEMENT HOLDING, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent Annual Report to stockholders. The financial statements as of June 30, 1996 and 1995 and for the interim periods ended June 30, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

    The financial information as of December 31, 1995 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the Company's 1995 Annual Report to Shareholders.

2.  INVENTORIES (IN THOUSANDS):


                                    June 30,       June 30,   December 31,
                                      1996           1995          1995
                                      ----           ----          ----
Finished goods                      $  2,975       $  3,057       $  3,913
In process                             1,043          1,308          1,270
Raw materials                          1,989          1,885          1,527
Supplies, repair parts and coal       10,629          9,884         10,392
                                    --------       --------       --------
                                    $ 16,636       $ 16,134       $ 17,102
                                    --------       --------       --------
                                    --------       --------       --------


3.          ACCRUED EXPENSES (IN THOUSANDS):


                                    June 30,       June 30,   December 31,
                                      1996           1995          1995
                                      ----           ----          ----
Compensation                        $  1,545       $  1,528       $  1,913
Pension plan contributions             3,170          1,808          3,446
Income taxes                           2,222          1,776              -
Other                                  2,655          1,933          1,974
                                    --------       --------       --------
                                    $  9,592       $  7,045       $  7,333
                                    --------       --------       --------
                                    --------       --------       --------


4.  CONTINGENCIES:

    In September 1995, the Company's subsidiary Keystone was named as a defendant in a civil complaint, filed by the Pennsylvania Environmental Enforcement Project Inc. ("PEEP"), a non-profit corporation, under the Citizen Suit Provisions of certain Environmental Laws. The complaint seeks principally to enjoin Keystone from burning hazardous wastes, enjoin Keystone from further alleged violations of certain Environmental Laws and to abate alleged conditions which endanger health or the environment. The complaint also seeks civil penalties for the alleged violations. The Company has filed a motion to dismiss the complaint to which PEEP has filed a response. The Company's motion to dismiss was denied without prejudice to Keystone's raising the same issues following discovery. PEEP subsequently filed for a preliminary injunction to enjoin Keystone from burning hazardous waste. A hearing has been scheduled for September 3, 1996 to hear arguments on the preliminary injunction case restricted to the issues surrounding Keystone's cement kiln dust (CKD) generation and storage.

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

                              GIANT CEMENT HOLDING, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's cement operations are directly related to the construction industry. The regional markets in which the Company operates, the Middle-Atlantic and South-Atlantic regions, are highly cyclical, experiencing peaks and valleys in demand corresponding to regional and national construction cycles. Additionally, the demand for cement is seasonal because construction activity diminishes during the winter months of December, January and February. The seasonal impact can be particularly acute in the Company's Middle-Atlantic market. In addition, the Company performs a substantial portion of its routine annual major maintenance projects during the period of low plant utilization, typically the first quarter of its fiscal year, which results in significant additional expense during this period. The Company believes that the routine annual maintenance performed in the first quarter results in lower maintenance costs throughout the remainder of the year. Accordingly, the Company has historically experienced its lowest levels of revenue and gross profit during the first quarter and thus the results for the interim period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

The Company derives revenues from the sales of products, primarily cement, as well as from the provision of resource recovery services. Resource recovery services revenue is primarily derived from third parties that pay the Company to utilize their waste as fuel, which additionally reduces the cost of traditional fossil fuels used in the manufacture of cement. Due to the nature of the Company's operations and the fact that the burning of waste-derived fuels is inseparable from the manufacture of cement, it is impractical to disaggregate the costs of sales and services by revenue classification. The Company's resource recovery operations are dependent on general and regional economic conditions; federal, state and local environmental policies; and competition from other waste disposal alternatives. There can be no assurance that the Company's resource recovery services revenues will increase at historical rates or remain at current levels.

RESULTS OF OPERATIONS
SIX MONTH PERIOD ENDED JUNE 30, 1996 VERSUS SIX MONTH PERIOD ENDED JUNE 30,
1995.

Operating revenues increased 12.6% to $53.2 million in 1996 as compared to $47.2 million in 1995. Revenues from product sales increased $6.5 million or 16.1% to $47.0 million in 1996, compared to $40.5 million in 1995, as a result of increased shipping volumes and higher average selling prices of cement. Cement shipping volumes increased 11.7% in 1996, as a result of volume increases in both of the Company's market areas.

The Company's average selling price per ton of cement increased 4.7% for the period ended June 30, 1996 compared to the comparable period in 1995, as a result of price increases implemented in April 1995 and 1996. The Company realized a price increase of $4 per ton in April 1996 in its South-Atlantic market where demand and the Company's ability to increase prices were particularly strong.

Resource recovery services revenues decreased $568,000 or 8.4% to $6.2 million in 1996, compared to $6.7 million in 1995. The decrease resulted from lower prices realized for liquid fuels processing in both of the Company's markets, which were partially offset by higher liquid and solid fuel volumes processed.

Gross profit increased 37.0% to $13.9 million in 1996, compared to $10.2 million in 1995, as a result of higher operating revenues and lower per unit manufacturing costs. The Company's gross margins increased to 26.2% in 1996 from 21.5% in 1995. In 1996, cost of sales and services increased $2.2 million or 5.9% primarily as a result of higher shipping volumes and increased depreciation expense. Cement manufacturing costs per ton have decreased 2% in 1996 compared to 1995. Clinker and cement manufactured increased 6.4% and 4.2%, respectively, as compared to the first six months of 1995, as a result of capital improvements made in 1995.

Selling, general and administrative expenses increased $583,000 to $4.2 million in 1996 or 7.9% of sales, as compared to $3.6 million or 7.7% of sales in 1995. The expense increase was attributable to higher compensation and other administrative costs.

Interest costs increased $436,000 to $578,000 as a result of higher average borrowings outstanding and lower amounts of interest capitalized in 1996.

The income tax provisions recorded for the six month periods ended June 30, 1996 and 1995, relate to federal and state income taxes and were recorded at an estimated annual effective rate of 35%.

Net income increased $1.7 million or 39.5% to $5.9 million in 1996 compared to $4.2 million in 1995, primarily as a result of increased operating revenues.

QUARTER ENDED JUNE 30, 1996 VERSUS QUARTER ENDED JUNE 30, 1995.

Operating revenues increased 16.1% to $32.4 million in 1996 as compared to $27.9 million in 1995. Revenues from product sales increased $4.5 million or 18.4% to $28.8 million in 1996, as compared to $24.3 million in 1995, as a result of increased shipping volumes and higher average selling prices of cement. Cement shipping volumes increased 15.9% in 1996, as a result of volume increases in both of the Company's market areas.

The Company's average selling price per ton of cement increased 2.0% for the quarter ended June 30, 1996 compared to the comparable period in 1995, as a result of the aforementioned April 1, 1996 price increase.

Resource recovery services revenues were $3.6 million for the second quarter in both 1996 and 1995. Higher volumes of both liquid and solid wastes were substantially offset by lower liquid fuel pricing.

Gross profit increased 32.5% to $9.9 million in 1996, compared to $7.5 million in 1995, as a result of higher operating revenues and lower per unit manufacturing costs. The Company's gross margins increased to 30.6% in 1996 from 26.8% in 1995. In 1996, cost of sales and services increased $2.1 million or 10% for the quarter primarily as a result of higher shipping volumes. Cement manufacturing costs per ton decreased 3.5% in 1996 as a result of a 4.6% increase in cement production volumes and higher costs incurred in 1995 to import clinker to meet customer demand.

Selling, general and administrative expenses increased $361,000 to $2.1 million in 1996 or 6.4% of sales, as compared to $1.7 million or 6.2% of sales in 1995. The expense increase was attributable to increased compensation and other administrative costs.

Interest cost increased $272,000 for the quarter to $317,000 as a result of higher average borrowings outstanding.

The income tax provisions recorded for the six months ended June 30, 1996 and 1995, related to federal and state income taxes and were recorded at an estimated annual effective rate of 35%.

Net income increased $1.1 million or 30.6% to $4.9 million in 1996 compared to $3.8 million in 1995, primarily as a result of increased operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of capital expenditures, debt service obligations and working capital needs. The Company has historically met these needs through internal generation of cash and borrowings on revolving credit facilities. The Company's borrowings have historically increased during the first half of the year because of the seasonality of its business and the annual plant maintenance performed primarily in the first quarter.

Cash and cash equivalents totalled $2.8 million at June 30, 1996 compared to $8.1 million at December 31, 1995. At June 30, 1996, and December 31, 1995 the Company had net working capital of $19.4 million, and $17.5 million, with current ratios of 2.0 and 1.8, respectively. Accounts receivable increased $5.1 million or 40.5% to $17.6 million at June 30, 1996 compared to December 31, 1995 as a result of higher cement and resource recovery revenues in June 1996 compared to December 1995. Inventories decreased $466,000 or 2.7% to $16.6 million at June 30, 1996, as a result of higher sales volumes.

Cash provided by operations for the six-month period ended June 30, 1996 was $4.8 million compared to $2.0 million for the comparable 1995 period. The increase in cash provided by operations was primarily the result of increased
net income, depreciation and accrued expenses.   Net cash used by investing
activities decreased from $13.4 million in 1995 to $4.5 million in 1996 as a result of decreased capital expenditures in 1996. Net cash used by financing activities increased by $5.6 million in 1996 as a result of increased debt payments and repurchases of the Company's outstanding common stock. Through June 30, 1996, the Company has expended $2.1 million of the $5.0 million approved by the Board of Directors for stock repurchases. The Company utilized a total of $5.3 million in cash in 1996 versus $11.4 million in 1995, primarily as a result of decreased capital spending.

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

                              GIANT CEMENT HOLDING, INC.
                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September 1995, the Company's subsidiary Keystone was named as a defendant in a civil complaint, filed by the Pennsylvania Environmental Enforcement Project Inc. ("PEEP"), a non-profit corporation, under the Citizen Suit Provisions of certain Environmental Laws. The complaint seeks principally to enjoin Keystone from burning hazardous wastes, enjoin Keystone from further alleged violations of certain Environmental Laws and to abate alleged conditions which endanger health or the environment. The complaint also seeks civil penalties for the alleged violations. The Company has filed a motion to dismiss the complaint to which PEEP has filed a response. The Company's motion to dismiss was denied without prejudice to Keystone's raising the same issues following discovery. PEEP has subsequently filed for a preliminary injunction to enjoin Keystone from burning hazardous waste. A hearing has been scheduled for September 3, 1996 to hear arguments in the preliminary injunction case restricted to the issues surrounding Keystone's cement kiln dust (CKD) generation and storage.

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (a) On May 14, 1996, the Company held its 1996 Annual Meeting of Shareholders.

         (b)  Not applicable.


         (c)  The stockholders approved the following matters:
              (1) Gary Pechota, Dean M. Boylan, Edward Brodsky, Robert L. Jones and Terry Kinder were re-elected as directors of the Company (6,755,465 shares for, 3,400 withheld).

              (2) Coopers & Lybrand L.L.P. was ratified as the Company's independent auditor for fiscal 1996 (6,756,114 shares for, 2,651 shares against).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K

              During the quarter ended June 30, 1996, the Company did not file any reports on Form 8-K.

Items 2, 3 and 5 are not applicable.

                                      SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GIANT CEMENT HOLDING, INC. - Registrant



                             By:  /s/ Terry L. Kinder
                                  ---------------------------------------
                                  Terry L. Kinder
                                  Vice President and Chief Financial Officer
                                  Secretary-Treasurer




                             By:  /s/ Victor Whitworth
                                  ---------------------------------------
                                  Victor Whitworth
                                  Corporate Controller
                                  Principal Accounting Officer


Date:  August 9, 1996