Form 10-Q
period 1996-09-30
GIANT CEMENT HOLDING INC
filed 1996-11-12
CIK 922405

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549
                                   FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                              ------------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                            Commission File Number : 0-24850
                                                     -------

                           GIANT CEMENT HOLDING, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                      57-0997411
      ------------------------------                      -------------------
(State or other jurisdiction of incorporation)         (I.R.S. Employer ID No.)

            320-D Midland Parkway, Summerville, South Carolina 29485
            --------------------------------------------------------

      Registrant's telephone number, including area code:  (803) 851-9898
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

           Common Stock, $.01 Par Value 9,716,177 Shares Outstanding
           ---------------------------------------------------------

                           GIANT CEMENT HOLDING, INC.

                                     INDEX


PART I FINANCIAL INFORMATION
----------------------------                                          Page No.
                                                                      --------

Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations - Three
          and Nine-Month Periods Ended September 30, 1996 and 1995..      3

          Condensed Consolidated Balance Sheets - September 30, 1996
          and 1995 and December 31, 1995............................      4

          Condensed Consolidated Statements of Cash Flows -
          Nine-Month Periods Ended September 30, 1996 and 1995......      5

          Notes to Condensed Consolidated Financial Statements......    6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................   8-11

PART II OTHER INFORMATION
-------------------------

Item 1.   Legal Proceedings........................................      12
Item 6.   Exhibits and Reports on Form 8-K.........................      12

          (a) Reports on Form 8-K..................................      12

                           GIANT CEMENT HOLDING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the three and nine-month periods ended September 30, 1996 and 1995
                                  (Unaudited)

                                          Three Months Ended       Nine Months Ended
                                          ------------------       -----------------
                                           1996        1995       1996           1995
                                           ----        ----       ----           ----
                                             (In thousands, except per share data)
Operating revenues                       $29,335      $28,800    $82,540      $76,037
Operating costs and expenses:
     Cost of sales and services           19,636       19,287     58,908       56,355
     Selling, general and administrative   1,820        1,792      6,036        5,425
                                         -------      -------    -------      -------
               Operating income            7,879       7,721      17,596       14,257
Other income (expense):
     Interest expense                       (242)        (39)       (820)        (181)
             Other, net                      207          32         144          145
                                         -------     -------     -------      -------

     Income before taxes                   7,844       7,714      16,920       14,221
     Provision for income taxes            2,746       2,699       5,923        4,977
                                         -------     -------     -------      -------

          Net income                     $ 5,098     $ 5,015     $10,997     $  9,244
                                          ======      ======      ======       ======
Net income per common share              $   .52     $   .50     $  1.11     $    .92
                                          ======      ======      ======       ======

Weighted average common shares             9,818      10,000       9,871       10,000



          See accompanying notes to consolidated financial statements.




                           GIANT CEMENT HOLDING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                 September 30     December 31
                                                 ------------     -----------
                                                1996      1995       1995
                                                ----      ----       ----
                                                      (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                  $  6,577   $  2,347  $  8,102
  Accounts receivable, less allowances of
    $1,041, $959 and $973, respectively        17,047     16,899    12,557
  Inventories                                  15,809     15,746    17,102
  Other current assets                          2,006      1,744     1,750
                                             --------   --------   -------
        Total current assets                   41,439     36,736    39,511
                                             --------   --------   -------

Property, plant and equipment, at cost        154,529    144,567   148,778
  Less accumulated depreciation                85,503     78,379    79,303
                                             --------   --------   -------
                                               69,026     66,188    69,475
Deferred charges and other assets               2,970      2,424     2,728
                                             --------   --------   -------
        Total assets                         $113,435   $105,348  $111,714
                                             ========   ========  ========
LIABILITIES
Current liabilities:
  Accounts payable                           $  6,479   $  8,183  $  8,172
  Short-term borrowings                            -       1,963     2,279
  Accrued expenses                              8,145      7,665     7,333
  Current maturities of long-term deb           4,039      3,270     4,188
                                             --------   --------   -------
          Total current liabilities            18,663     21,081    21,972

Long-term debt, net of current maturities       8,388      8,126    11,337
Accrued pension and postretirement benefits     8,484      7,702     9,259
Deferred income taxes                           4,332      4,992     4,532
                                             --------   --------   -------
         Total liabilities                     39,867     41,901    47,100
                                             --------   --------   -------
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 20,000
  shares authorized, 10,000 shares
  issued and outstanding                          100       100        100
Capital in excess of par value                 41,022    40,985     40,985
Retained earnings                              37,611    23,143     26,614
Less:
  Common stock held in treasury: 218 shares
       in 1996 and 63 in 1995                   2,696         0        616
  Reduction for additional pension liability    2,469       781      2,469
                                             --------  --------    -------
                                               73,568    63,447     64,614
                                             --------  --------    -------
         Total liabilities and
           shareholders' equity              $113,435  $105,348   $111,714
                                             ========  ========   ========

          See accompanying notes to consolidated financial statements.





                           GIANT CEMENT HOLDING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the nine-month periods ended September 30, 1996 and 1995
                                  (Unaudited)
                                                         1996            1995
                                                         ----            ----
                                                              (In thousands)
 Operations:
      Net income...................................     $10,997         $ 9,244
      Depreciation and depletion...................       6,767           6,009
      Amortization of deferred charges and other...         314             389
         Deferred income taxes.....................        (200)            357

 Changes in operating assets and liabilities:
      Receivables..................................      (4,490)         (6,365)
      Inventories..................................       1,293          (1,702)
      Other current assets.........................        (812)         (1,017)
      Accounts payable.............................      (1,693)            411
      Accrued expenses.............................          37            (460)
                                                        -------         -------
           Net cash provided by operations.........      12,213           6,866
                                                        -------         -------
 Investing:
      Purchase of property, plant and equipment....      (6,318)        (19,206)
                                                        -------         -------
 Financing:
      Repayment of long-term debt..................      (3,098)         (2,170)
      Proceeds from long-term debt.................         -             3,500
      Repayment of short-term borrowings...........      (5,385)         (1,201)
      Proceeds from short-term borrowings..........       3,106           2,963
         Transfer of treasury stock to Profit
           Sharing Plans...........................         253             -
         Purchase of treasury stock................      (2,296)            -
                                                        -------         -------
           Net cash (used)provided by financing....      (7,420)          3,092
                                                        -------         -------
                 Decrease in cash and
                     cash equivalents..............      (1,525)         (9,248)
                                                        -------         -------
 Cash and Cash Equivalents:
      Beginning of period..........................       8,102          11,595
                                                        -------         -------
      End of period................................     $ 6,577         $ 2,347
                                                        =======         =======
 Supplemental Information:
      Cash paid for:
         Interest (net of amount capitalized)......     $   872         $   163
         Income taxes..............................       4,037           4,413


          See accompanying notes to consolidated financial statements.





                           GIANT CEMENT HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------
     The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent Annual
     Report to stockholders.  The financial statements as of September 30, 1996 and 1995 and for the interim periods ended September 30, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments
     (consisting of normal recurring accruals) considered necessary for a fair presentation. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

     The financial information as of December 31, 1995 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the Company's 1995
     Annual Report to Shareholders.

2.   Inventories(in thousands):
     --------------------------
                                            September 30      December 31
                                            ------------      -----------
                                          1996       1995         1995
                                          ----       ----         ----
Finished goods                          $ 2,478    $ 2,588      $ 3,913
In process                                  608      1,178        1,270
Raw materials                             1,968      1,540        1,527
Supplies, repair parts and coal          10,755     10,440       10,392
                                        -------    -------      -------
                                        $15,809    $15,746      $17,102
                                        =======    =======      =======

3.   Accrued Expenses (in thousands):
     --------------------------------
                                            September 30      December 31
                                            ------------      -----------
                                          1996       1995         1995
                                          ----       ----         ----
Compensation                            $ 1,956    $ 1,757      $ 1,913
Pension plan contributions                1,996      2,192        3,446
Income taxes                              1,963      1,467          -
Other                                     2,230      2,249        1,974
                                        -------    -------      -------
                                        $ 8,145    $ 7,665      $ 7,333
                                        =======    =======      =======





4.   Contingencies:
     --------------
     On August 30, 1996, Keystone reached a settlement agreement with the
     Pennsylvania Environmental Enforcement Project Inc. ("PEEP").  By Order of
     the United States District Court for the Eastern District of Pennsylvania,
     dated August 30, 1996, the PEEP suit against Keystone was dismissed with prejudice.  The settlement agreement had no financial or operating impact on the Company.

     The suit was brought in September 1995 by PEEP, a non-profit corporation, against the Company's subsidiary Keystone Cement, under the citizen suit provisions of certain environmental laws. The complaint sought principally to enjoin Keystone from burning hazardous wastes, enjoin Keystone from further alleged violations of certain environmental laws and to abate alleged conditions which endanger health or the environment. The complaint also sought civil pnalties for the alleged violations.





Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

General
-------
The Company's cement operations are directly related to the construction industry.  The regional markets in which the Company operates, the
Middle-Atlantic and South-Atlantic regions, are highly cyclical, experiencing peaks and valleys in demand corresponding to regional and national construction cycles.  Additionally, the demand for cement is seasonal because construction activity diminishes during the winter months of December, January and February.
The seasonal impact can be particularly acute in the Company's Middle-Atlantic market.  In addition, the Company performs a substantial portion of its routine annual major maintenance projects during the period of low plant utilization, typically the first quarter of its fiscal year, which results in significant additional expense during this period.  The Company believes that the routine annual maintenance performed in the first quarter results in lower maintenance costs throughout the remainder of the year.  Accordingly, the Company has historically experienced its lowest levels of revenue and gross profit during the first quarter and thus the results for the interim period ended September
30, 1996 are not necessarily indicative of the results that may be expected for the full year.

The Company derives revenues from the sales of products, primarily cement, as well as from the provision of resource recovery services. Resource recovery services revenue is primarily derived from third parties that pay the Company to utilize their waste as fuel, which additionally reduces the cost of traditional fossil fuels used in the manufacture of cement. Due to the nature of the Company's operations and the fact that the burning of waste-derived fuels is inseparable from the manufacture of cement, it is impractical to disaggregate the costs of sales and services by revenue classification. The Company's resource recovery operations are dependent on general and regional economic conditions; federal, state and local environmental policies; competition from other waste disposal alternatives; and operation of the Company's cement kilns.
There can be no assurance that the Company's resource recovery services revenues will increase at historical rates or remain at current levels.

Results of Operations
---------------------
Nine month period ended September 30, 1996 versus nine month period ended
September 30, 1995.

Operating revenues increased 8.6% to $82.5 million in 1996, compared with $76.0 million in 1995. Revenues from product sales increased $7.2 million or 11.0% to $72.7 million in 1996, compared with $65.5 million in 1995, as a result of increased shipping volumes and higher average selling prices of cement in the Company's South-Atlantic markets. Cement shipping volumes increased 7.4% in 1996, as a result of volume increases in both of the Company's market areas.





The Company's average selling price per ton of cement increased 4.1% for the period ended September 30, 1996, compared with the comparable period in 1995, as a result of price increases implemented in April 1995 and 1996. The Company realized a price increase of $4 per ton in April 1996 in its South-Atlantic market where demand and the Company's ability to increase prices were particularly strong. No price increases were realized in the Company's
Middle-Atlantic market in 1996.

Resource recovery services revenues decreased $635,000 or 6.0% to $9.9 million in 1996, compared with $10.5 million in 1995. The decrease resulted from lower prices realized for liquid fuels processing in both of the Company's markets, which was partially offset by higher liquid and solid fuel volumes processed.

Gross profit increased 19.8% to $23.6 million in 1996, compared with $19.7 million in 1995, primarily as a result of higher operating revenues. The
Company's gross margins increased to 28.6% in 1996 from 25.9% in 1995. In 1996, cost of sales and services increased $2.6 million or 4.5% primarily as a result of higher shipping volumes and increased depreciation expense. Cement manufacturing costs per ton decreased slightly in 1996, compared with 1995.

Clinker and cement manufactured increased 3.3% and 3.6%, respectively, compared with the first nine months of 1995, as a result of capital improvements made in 1995. Both of the Company's plants have operated at effective capacity throughout 1996.

Selling, general and administrative expenses increased $611,000 to $6.0 million in 1996 or 7.3% of sales, compared with $5.4 million or 7.1% of sales in 1995.
The expense increase was attributable to higher compensation and other administrative costs.

Interest costs increased $639,000 to $820,000 as a result of higher average borrowings outstanding and substantially greater amounts of interest capitalized in 1995.

The income tax provisions for the nine month periods ended September 30, 1996 and 1995, relate to federal and state income taxes and have been recorded at an estimated effective annual rate of 35.0%.

Net income increased $1.8 million or 19.0% to $11.0 million in 1996, compared with $9.2 million in 1995, primarily as a result of increased operating revenues.

Quarter ended September 30, 1996 versus quarter ended September 30, 1995.

Operating revenues increased 2.4% to $29.3 million in 1996, compared with $28.8 million in 1995. Revenues from product sales increased $602,000 or 2.1% to $25.6 million in 1996, compared with $25.0 million in 1995, as a result of higher average selling prices of cement in the Company's South-Atlantic market.
Cement shipping volumes decreased slightly in 1996 as a result of the impact of hurricane Fran and abnormally heavy rainfall experienced in the South-Atlantic region, the effects of which were partially offset by an increase in shipping volumes in the Middle-Atlantic region.





The Company's average selling price per ton of cement increased 3.1% for the quarter, compared with the comparable period in 1995, as a result of the aforementioned April 1, 1996 price increase in the Company's South-Atlantic market.

Resource recovery services revenues decreased $67,000 to $3.7 million in 1996, compared with $3.8 million in 1995. The decrease resulted from lower liquid fuel pricing, which was partially offset by increased solid fuel revenues.

Gross profit increased 2.1% to $9.7 million in 1996, compared with $9.5 million in 1995, as a result of higher operating revenues. The Company's gross margins increased to 33.1% in 1996 from 33.0% in 1995. In 1996, the Company's gross margins were adversely impacted by lower shipments in the South-Atlantic region, where selling prices are higher relative to the Middle-Atlantic region. In
1996, the cost of sales and services increased $349,000 or 1.8%, primarily as a result of higher depreciation and solid fuel processing costs. Cement manufacturing costs per ton increased 2.6% in 1996 as a result of higher fuel costs.

Selling, general and administrative expenses were $1.8 million, or 6.2% of sales, in both 1996 and 1995.

Interest costs increased $203,000 for the quarter to $242,000, primarily as a result of the capitalization of $201,000 in interest in 1995.

The income tax provisions for 1996 and 1995, relate to federal and state income taxes and have been recorded at an estimated effective annual rate of 35%.

Net income increased $83,000 or 1.7% to $5.1 million in 1996 compared with $5.0 million in 1995, primarily as a result of increased operating revenues.

Liquidity and Capital Resources
-------------------------------
The Company's liquidity requirements arise primarily from the funding of capital expenditures, debt service obligations and working capital needs.  The Company has historically met these needs through internal generation of cash and borrowings on revolving credit facilities.  Due to the seasonality of the
Company's business and the annual plant maintenance cost generally incurred in the first quarter, the Company's borrowings have historically increased during the first half of the year.

Cash and cash equivalents totalled $6.6 million at September 30, 1996, compared with $8.1 million at December 31, 1995. At September 30, 1996, and December 31,
1995 the Company had net working capital of $22.8 million, and $17.5 million, with current ratios of 2.2 and 1.8, respectively. Accounts receivable increased
$4.5 million or 26.3% to $17.0 million at September 30, 1996, compared with $12.6 million at December 31, 1995, primarily as a result of higher cement and resource recovery revenues in the month of September 1996 compared with the month of December 1995. Inventories decreased $1.3 million or 7.6% to $15.8 million at September 30, 1996, compared with $17.1 million at December 31, 1995, primarily as a result of higher sales volumes in 1996.





Cash provided by operations for the nine-month period ended September 30, 1996 was $12.2 million, compared with $6.9 million for the comparable 1995 period.
The increase in cash provided by operations was primarily the result of increased net income, increased depreciation, a lesser increase in accounts receivable and a decrease in inventory. Net cash used by investing activities decreased from $19.2 million in 1995 to $6.3 million in 1996 as a result of decreased capital expenditures in 1996. Net cash used by financing activities was $7.4 million in 1996 as a result of the repayment of $5.4 million in debt, and the expenditure of $2.3 million for the repurchase of shares of the Company's outstanding common stock. Through September 30, 1996, the Company has expended $2.7 million of the $5.0 million initially approved by the Board of Directors for stock repurchases. On October 11, 1996, the Company's Board of
Directors authorized a twelve month extension of the $5.0 million share repurchase program.

The Company anticipates that its capital expenditures will reach $10.0 to $11.0 million for 1996 and plans to spend a similar amount in 1997. The Company believes that its Term Loan and Credit Facility, together with internally generated funds, will be sufficient to meet its needs for the foreseeable future.

Disclosure Regarding Forward Looking Statements
-----------------------------------------------
This document contains certain forward-looking statements, containing the words
"believes," "anticipates," "expects," and words of similar import, based upon current expectations that involve a number of known and unknown business risks and uncertainties.  The factors that could cause results to differ materially include the following:  national and regional economic conditions, changes in the levels of construction spending, changes in supply or pricing of waste fuels and other risks as further described in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1995.





                           GIANT CEMENT HOLDING, INC.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

On August 30, 1996, Keystone reached a settlement agreement with the Pennsylvania Environmental Enforcement Project Inc. ("PEEP"). By Order of the
United States District Court for the Eastern District of Pennsylvania, dated
August 30, 1996, the PEEP suit against Keystone was dismissed with prejudice.
The settlement agreement had no financial or operating impact on the Company.

The suit was brought in September 1995 by PEEP, a non-profit corporation, against the Company's subsidiary Keystone Cement, under the citizen suit provisions of certain environmental laws. The complaint sought principally to enjoin Keystone from burning hazardous wastes, enjoin Keystone from further alleged violations of certain environmental laws and to abate alleged conditions which endanger health or the environment. The complaint also sought civil penalties for the alleged violations.

For information regarding environmental proceedings and legal matters, see
"Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a) Reports on Form 8-K

              During the quarter ended September 30, 1996, the Company did not file any reports on Form 8-K.



Items 2, 3, 4 and 5 are not applicable.





                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GIANT CEMENT HOLDING, INC. - Registrant





                     By: /s/ Terry L. Kinder
                         ----------------------------------------
                         Terry L. Kinder
                         Vice President and Chief Financial Officer
                         Secretary-Treasurer





                     By: /s/ Victor Whitworth
                         ----------------------------------------
                         Victor Whitworth
                         Corporate Controller
                         Principal Accounting Officer



Date:  November 1, 1996




