Form 10-K
period 1996-12-31
GIANT CEMENT HOLDING INC
filed 1997-03-28
CIK 922405

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for fiscal year ended December 31, 1996

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from _____________ to _____________

                      Commission File Number  0-24850

                               GIANT CEMENT HOLDING, INC.
          (Exact name of registrant as specified in its charter)

           Delaware                                   57-0997411
 (State or other jurisdiction           (I.R.S. Employer Identification No.)
        of incorporation)

           320-D Midland Parkway, Summerville, South Carolina  29485
           (Address of principal executive offices)         (Zip Code)

    Registrant's telephone number, including area code:  (803) 851-9898

                                                           Name of Each Exchange
Securities registered pursuant to    Title of Each Class   on Which Registered
                                     -------------------   ---------------------
   Section 12(b) of the Act:         Common Stock, $.01    Nasdaq -- NMS
                                     Par Value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]    No [ ]

   Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 21, 1997, 9,529,277 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates (based on the closing price on the Nasdaq Stock Market on March 21, 1997) was approximately $154.9 million.

               DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the Company's 1996 Annual Report to Stockholders are incorporated by reference into Part II hereof.
     Specified portions of the Company's definitive Proxy Statement for the May 13, 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
     Exhibit Index located at Page 15 herein.

                        TABLE OF CONTENTS

PART I
------
     Item 1.   Business

     Item 2.   Properties

     Item 3.   Legal Proceedings

     Item 4.   Submission of Matters to a Vote of Security Holders


PART II
-------
     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     Item 6.   Selected Financial Data

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 8.   Financial Statements and Supplementary Data

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

PART III
--------
     Item 10.  Directors and Executive Officers of the Registrant

     Item 11.  Executive Compensation

     Item 12.  Security   Ownership  of  Certain  Beneficial   Owners   and
               Management

     Item 13.  Certain Relationships and Related Transactions


PART IV
-------
     Item 14.  Exhibits, Financial Statement Schedules and Reports on 8-K

                             PART I
                             ------

ITEM 1.   BUSINESS

General Development of Business

     Giant Cement Holding, Inc. (herein referred to as "the Company" on a consolidated basis or "GCHI" on a separate company basis) was incorporated under the laws of the state of Delaware in April 1994. The Company manufactures a complete line of portland and masonry cements used in residential, commercial, and infrastructure construction applications. The Company's manufacturing facilities have an aggregate rated annual clinker capacity of approximately 1.4 million tons, ranking it as the 15th largest producer of cement in the United States.

      In September 1994, 10,000,000 shares of common stock of GCHI were sold to the public in an initial public offering. The offering resulted in GCHI and its subsidiaries being spun-off from its predecessor parent. GCHI's primary subsidiaries have been in operation since 1883 and 1928.

     In December 1996, the Company entered into a Letter of Intent to acquire three light weight aggregate manufacturing plants, five concrete block plants and a drum processing/fuel blending facility from Solite Corporation, a privately held manufacturer. The acquisition is subject to finalization of a definitive agreement and, among other matters, approvals by various regulatory authorities. If completed, the acquisition (which would be accounted for as a purchase) would require approximately $38 million which would likely be financed through the issuance of approximately 1.3 million common shares to the stockholders of the acquired operations and bank borrowings of approximately $18 million. Additional shares of common stock and cash would be payable over a three-year period, contingent upon the acquired operations achieving certain earnings levels.

     The Solite operations the Company intends to acquire are located 3 in Virginia, North Carolina and Alabama. The acquisition could expand the Company's existing construction material product lines as well as expand the Company's resource recovery service capabilities.

Financial Information About Industry Segments.

     GCHI and its subsidiaries are involved in a single business segment which includes the domestic manufacture and sale of portland and masonry cements and related aggregates. The Company derives revenues from the sales of products, primarily cement and to a much lessor extent construction aggregates, as well as from the provision of resource recovery services. Resource recovery services revenue is primarily derived from third parties that pay the Company to utilize their waste as fuel, which additionally reduces the cost of traditional fossil fuels used in the manufacture of cement. Due to the nature of the Company's operations and the fact that the burning of waste-derived fuels is inseparable from the manufacture of cement, it is impractical to disaggregate the costs of sales and services by revenue classification.

     Information concerning the Company's net sales, operating income and assets for each of the years in the three-year period ended December 31, 1996 is included under "Five-Year Summary of Consolidated Financial Data" in the 1996 Annual Report.

Narrative Description of Business

     The Company owns and operates two limestone quarries and cement manufacturing facilities through its wholly-owned subsidiaries Giant Cement Company ("Giant") and Keystone Cement Company ("Keystone"). Giant, located in Harleyville, South Carolina, serves the South-Atlantic region of the United States and Keystone, located in Bath, Pennsylvania, serves the Middle-Atlantic region. The Company pioneered resource recovery techniques for use in the manufacturing of cement in the late 1970's and is one of the largest users of waste-derived fuels in the cement industry.

     Operations. Giant was founded in 1883 and commenced operations in Harleyville, South Carolina in 1947. Giant owns approximately 2,100 acres of land in Harleyville, where its cement production facilities and 230-acre limestone quarry are located. The Company presently estimates that Giant's limestone reserves are adequate to meet its plant requirements for in excess of 50 years. Giant has four wet process kilns with a combined rated annual clinker capacity of approximately 840,000 tons and a manufacturing plant with an annual finish grinding capacity of approximately 950,000 tons.

     Keystone, founded in 1928, owns approximately 1,000 acres of land in Bath, Pennsylvania, in the Lehigh Valley region approximately 60 miles north of Philadelphia. Keystone obtains the cement rock used in its production from its 200-acre limestone quarry located adjacent to its plant. The Company presently estimates that Keystone's limestone reserves are adequate to meet its plant requirements for in excess of 50 years. The two wet process kilns used in Keystone's operations have a combined rated annual clinker capacity of approximately 600,000 tons and its manufacturing plant has an annual finish grinding capacity of approximately 750,000 tons.

     Rated   annual  clinker  capacity  is  based  upon  the  cement   kiln
manufacturer's specifications. The Company's historical annual clinker production has not exceeded 1.3 million tons.

     In addition to limestone, the other principal raw materials used in the manufacturing of cement are silica, alumina, iron oxide, and gypsum, which are purchased from various suppliers. Management believes that the supply of these raw materials will be adequate to permit production at planned capacities for the foreseeable future.

     Products. The Company principally manufactures a full line of portland cement, which is the fundamental binding agent in concrete. Giant's cement has a low alkali content, a characteristic favored for use by federal and state governments on certain projects due to its minimal reaction with soil and other aggregates. Keystone also produces limited quantities of low alkali cement. The Company believes that Keystone is the only cement manufacturer currently producing a low alkali cement within a 100 mile radius of the Keystone plant. In addition to portland cement, the Company manufactures masonry cement, which is used in the preparation of mortar used in block and brick masonry. The Company also mines, crushes, screens, and sells various sizes of stone and gravel, known as aggregates, to the construction industry for use in paving, road base material, and assorted small volume applications. Additionally, the Company markets cement kiln dust ("CKD") and, occasionally, a customized blend of CKD and cement under the registered trade name "StableSorb." StableSorb is utilized by construction, remediation, and other contractors for the purpose of solidifying soil, wastes, and other materials.

     Cement is made in a multi-stage process that begins with the crushing, grinding, and mixing of calcium (usually in the form of quarried limestone or "cement rock"), silica, alumina, iron oxide, and other materials. This raw material is then processed in a rotary kiln at extremely high temperatures, causing it to undergo a chemical reaction. The resulting marble-sized, pellet-like material (known as "clinker") is then cooled and ground with a small quantity of gypsum to produce cement.

     Marketing and Distribution. The Company markets its products to ready-mix concrete plants, concrete product manufacturers, building material dealers, construction contractors, and state and local government agencies through its experienced sales force. Approximately 85% of the Company's cement is sold in bulk, primarily to ready-mix and concrete products manufacturers, with the remainder sold in individually packed bags, primarily to building materials dealers.

     South-Atlantic Region. Giant's market area covers most of the South-Atlantic region of the United States, from southern Virginia to southern Georgia. The South-Atlantic region is one of the largest cement markets in the United States in terms of cement consumption. Giant's sales are most heavily concentrated in North and South Carolina, with the remainder of its sales in Georgia and southern Virginia.

     Middle-Atlantic Region. Keystone's market area, which covers most of the Middle-Atlantic region of the United States, includes eastern Pennsylvania, southeastern New York, New Jersey, western Connecticut, and portions of Delaware and Maryland. Keystone's sales are most heavily concentrated in eastern Pennsylvania, southeastern New York, and New Jersey, with the remainder of its sales in Connecticut, Delaware, and Maryland.

     Sales Practices and Distribution. The Company has more than 500 customers, the majority of which have been doing business with the Company for more than five years. No single customer accounted for 10% or more of the Company's cement sales during 1996, and the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company, following the sales practices characteristic of its industry, does not provide the right to return nonfaulty product or extended payment terms to customers in the ordinary course of business. As is customary in the industry, the Company does not typically enter into long-term sales contracts, except with respect to major construction projects. Because the needs of its customers are generally short term in nature, backlog orders are not significant in the cement industry.

     The production facilities of both Keystone and Giant are located near, and served by, major rail transportation lines, which provide ready access for transporting cement to the Company's customers or terminals. In 1996, Giant delivered a substantial portion of its product by rail either directly to its customers or to its terminals where the product is picked up by customers. At Keystone, almost all product is shipped via truck, with a substantial amount being picked up by customer-owned trucks. Both Giant and Keystone have good relations with contract carriers which operate fleets of trucks to provide quick delivery, on demand, to the Company's customers requesting truck deliveries.

     To meet the needs of its customers in the South-Atlantic market area, Giant operates one terminal and three distribution warehouses, with annual throughput capacity of approximately 165,000 finished tons, and 25,000 square feet of storage capacity for bagged product. Giant began upgrading its Durham, NC terminal facilities during 1994 to improve efficiency and distribution capabilities, and completed the upgrade in March 1995.

     General and Regional Economic Conditions. Demand for the Company's products is directly related to activity in the construction industry and general economic conditions. Various economic factors beyond the Company's control affect cement consumption, including the level of new residential, commercial and infrastructure construction activity, which are in turn affected by movement in interest rates, the availability of short and long-term financing and the availability of public funds for infrastructure projects. Accordingly, adverse economic conditions in the Company's markets or a worsening of general or local economic conditions could adversely affect the Company's operating results. Cement demand reached a cyclical low in 1991, and, as a consequence, the Company experienced a decline in sales in 1991. Demand was flat to slightly higher in most regions of the country during 1992 and increased in 1993, 1994, 1995 and 1996 to record levels for U.S. cement consumption. While U.S. cement consumption was at record levels in 1996 and exceeded U.S. supply, there can be no assurance that increased cement demand will continue or that demand will remain at current levels.

     Competition. Due to the lack of product differentiation and the commodity nature of cement, the cement industry is highly competitive. Competition is based largely on price and, to a lesser extent, quality and service. The Company competes with national and regional cement producers in its markets. Many of the Company's competitors are larger and have significantly greater resources than the Company. The prices that the Company charges its customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, profitability in the cement industry is generally dependent on the level of cement demand and on a cement producer's ability to contain operating costs. Prices are subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company's control. Prior to 1993, cement prices in the United States, including the Company's markets, had fallen and remained depressed for several years, primarily due to the economic recession and competition from lower priced foreign imports. Although the Company has been able to increase its cement prices during 1994, 1995 and 1996, there can be no assurance that prices will not decline in the future.

     There are 11 companies in the South-Atlantic region which compete with Giant in some portion of its market, including three direct competitors, two of which compete throughout its market area. There are 15 companies in the Middle-Atlantic region which compete with Keystone in some portion of its market, including five direct primary competitors. The Company believes that Keystone is the only cement plant currently producing low alkali cement in its immediate market area. Additionally, none of Keystone's direct competitors are currently permitted to utilize waste-derived fuel as an alternative source of fuel.

     During the latter part of the 1980's, an influx of low-price cement imports caused prices to deteriorate in many domestic markets. A portion of the market served by Keystone may be directly subject to imports of foreign cement which can affect pricing in all of its market areas. The market areas served by Giant are also impacted indirectly by imports of foreign cement. Imports declined significantly from 1987 to 1992. The Company believes the decline was the result of increased foreign consumption, increased ocean transportation costs and the imposition of anti-dumping duties, among other things. From 1993 to 1996, imports into the United States increased significantly as a result of the US demand and consumption exceeding the domestic supply. Through 1996, the increase in the cement imports has had little effect on current prices. While the Company does not believe imports had a significant impact on its market areas in 1996, nationally, imports increased significantly and there can be no assurance that importation of lower-priced cement in the future will not increase.

       Resource Recovery. The cost of energy represents a significant percentage of total cement manufacturing costs. The Company's plants utilize the "wet kiln" process. While the "wet kiln" process requires more thermal energy than the alternative "dry kiln" process, the Company has implemented technology which utilizes liquid and solid industrial wastes with high BTU values ("waste-derived fuels") as fuel substitutes ("resource recovery") in the process of manufacturing cement.

     In the late 1970's, Keystone pioneered resource recovery techniques in the U. S. cement industry. Giant also began the limited use of waste as a fuel substitute in 1987 and has since expanded it's use of industrial solvents and other hazardous waste-derived fuels, including waste solids. These resource recovery efforts have significantly reduced the Company's traditional fossil fuel consumption and production costs, while providing it with an additional source of revenue as industrial companies pay the Company to utilize these waste-derived fuels. In 1996, waste-derived fuels comprised about 45% of Keystone's total fuel usage and 53% of Giant's. These percentages have grown significantly since such programs were initiated, allowing fuel costs to be substantially reduced.

     Although the Company was among the first in the cement industry to utilize resource recovery as a substitute for fossil fuels, this technique has since been adopted by a number of other U. S. cement producers and is utilized at over 20 cement plants. Six of the ten largest cement companies in the United States utilize resource recovery at one or more of their production facilities. Keystone is, however, one of only two Pennsylvania plants which are presently permitted to commercially burn hazardous waste, and the only facility in the Lehigh Valley area which is permitted to utilize this economically beneficial process. Keystone is currently permitted to burn such waste at rates of up to approximately 50% of its fuel requirements and is seeking to increase such rates to 75%. While Giant is one of two plants in its immediate market area that is presently permitted to burn numerous categories of hazardous and non-hazardous liquids and solids, it is the only one in such area that is presently permitted to burn such wastes at rates of up to approximately 100% of its fuel requirements. Additionally, Giant has developed techniques to increase the proportion of higher revenue waste solids used in its resource recovery activities.

     The Company's subsidiaries, Keystone, Giant and Giant Resource Recovery Company, Inc. ("GRR"), utilize a network of brokers, fuel blenders, and treatment, storage, and disposal facilities to obtain waste-derived fuels. The sources for such waste products range from Fortune 500 companies to small independent waste treatment, storage, and disposal facilities.

     The Company's resource recovery operations are dependent on general and regional economic conditions; federal, state and local environmental laws, regulations and policies; and the Company's cement kiln utilization. The Company competes with numerous other companies for the supply of waste-derived fuels primarily on the basis of service and price.


     Environmental Matters. The Company's operations and properties are subject to extensive and changing federal, state, and local Environmental Laws relating to air and water quality, as well as to the handling, treatment, storage and disposal of wastes. In connection with the Company's utilization of hazardous waste-derived fuels, Environmental Laws require certain permits and other authorizations mandating procedures under which the Company shall operate. Environmental Laws also provide significant penalties for violators, as well as liabilities and costs of cleaning up releases of hazardous wastes into the environment. In addition, the Company could be subject to claims by employees or others alleging exposure to toxic or hazardous substances as a result of the failure to observe Environmental Laws. Violations of mandated procedures under operating permits, even if immaterial or unintentional, may result in fines, shutdowns, remedial actions, or revocation of such permits.

     The Company has been performing industrial operations at its properties for many years. Various materials from these operations that could now be classified as hazardous under Environmental Laws have been disposed of in on-site landfills and may have been disposed of in off-site landfills and other facilities. As a result, the Company from time to time is involved in administrative and other proceedings involving compliance matters and alleged violations of Environmental Laws at its operations and facilities.

     The Company estimates that annual expenditures for environmental compliance exceed $3.5 million per year, which includes dust collection and control systems and compliance expenditures related to the Company's resource recovery operations. Capital expenditures relative to environmental compliance totalled $712,000 in 1994, $1.6 million in 1995, and $2.8 million in 1996. The Company does not believe compliance expenditures impair its competitive position because its competitors are subject to the same laws and regulations, with the exception of those regulations specifically relating to resource recovery operations for which the Company currently receives revenues that more than offset the related compliance costs. However, the Company has no knowledge of its competitors' environmental compliance costs and such costs could vary depending upon the characteristics of a competitor's facilities.

     The Company's operations are subject to the Resource Conservation and Recovery Act of 1976, RCRA, and a delegated state program, which together provide a comprehensive regulatory framework for the management of hazardous wastes at active facilities. RCRA sets up a "cradle to grave" system for the management of hazardous wastes, imposing upon all parties who generate, transport, treat, store, or dispose of waste above certain minimum quantities, requirements, including permitting requirements, for performance, testing, and record keeping. The boiler and industrial furnaces ("BIF") regulations, promulgated in 1991 under RCRA, also require, among other things, that cement kilns utilizing waste-derived fuels obtain operating permits. The BIF regulations are extremely complex and certain provisions are subject to different interpretations.

     In October 1991, the South Carolina Department of Health and Environmental Control issued to Giant a RCRA Part B Permit for the storage and management of hazardous waste. Keystone was issued a similar RCRA Part B Permit by the Commonwealth of Pennsylvania in December 1991. In addition, Giant and Keystone have received BIF "interim status" permits which currently allow them to substitute approximately 100% and 75% of their respective fuel requirements with hazardous waste-derived fuels. However, Keystone is currently limited to approximately 50% waste fuel substitution by its Pennsylvania Department of Environmental Protection ("PADEP") air quality plan approval. During this interim status period, the Company's plants must comply with BIF standards regarding emissions of particulate matter and other parameters. Giant and Keystone are currently pursuing RCRA Part B permits for the burning of such fuels pursuant to the BIF regulations, which the Company believes may take one or more years to obtain.

     Pursuant to the BIF regulations, in order to maintain interim status permits for the burning of waste-derived fuels, the Company was required to perform BIF Compliance Tests (BIF Tests) and submit Certificates of Compliance ("COCs") in 1995 and is required to perform BIF Tests and submit COCs every three years thereafter. The BIF Tests results and COCs set various operating parameters within which the Company must operate, including volumes of waste-derived fuel, qualitative aspects of waste-derived fuel and various other parameters. The BIF Tests are monitored by the EPA or its representative, and the BIF Tests results and COCs are subsequently reviewed by the EPA for compliance with the BIF regulations. The Company believes its COCs are substantially in compliance with the BIF regulations. However, there can be no assurance that upon EPA's review of the submissions, the EPA will concur with the Company and not require a new BIF Test or levy fines for non-compliance. There can be no assurance that the results of future BIF Tests will be successful or that future COCs will provide favorable operating parameters for burning waste-derived fuels. The two BIF Tests conducted in 1995 cost the Company approximately $800,000. Should the Company fail a BIF Test, it can continue to utilize waste-derived fuels for a total of 720 hours including hours spent conducting a new BIF Test.

     Various aspects of the Company's operations are also subject to regulation under the federal Clean Air Act, as amended (the "CAA"). The CAA amendments of 1990 (the "Amendments") resulted in numerous changes to the CAA, including a new federal operating permit (Title V permit) and fee program for virtually all manufacturing operations. The Amendments will likely result in significantly increased capital and operational expenses for all manufacturers in the Company's industry in the future, the amounts of which are not presently determinable. In 1996, the Company's plants submitted detailed Title V permit applications for air emissions. In addition, the EPA is developing regulations for certain air pollutants under the Amendments for a broad spectrum of industrial sectors, including portland cement manufacturing. The EPA has indicated that the new maximum available control technology standard ("MACT") for these pollutants under these Amendments could require significant reduction of air pollutants below existing levels prevalent in the industry, which could have a material adverse effect on the Company's financial condition or results of operations. The EPA issued draft regulations for MACT in 1996 for public comment and is expected to request additional public comment on alternative approaches in April 1997, with final promulgation possible in early 1998.

     Many of the raw materials, products, by-products, and wastes associated with the Company's facilities and operations contain chemical elements or compounds that are regulated under the Environmental Laws. Some examples of such materials are CKD and general purpose solvents, which in some instances may contain hazardous constituents including trace metals, organics or exhibit other hazardous waste characteristics. The Company has from time to time transported or delivered certain of these materials to various on-site and off-site disposal sites. Treatment and disposal of hazardous wastes generated from operations at on-site and off-site locations is additionally subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the
Superfund Amendments and Reauthorization Act of 1986, CERCLA. CERCLA imposes joint and several liability (without regard to fault) on certain categories of persons for clean-up costs related to releases of certain materials at facility sites, and for damage to natural resources. Keystone has been identified as a potentially responsible party at a site in Southington, Connecticut under CERCLA, which proceeding is described under "Legal Proceedings." In addition to CERCLA, similar state or other Environmental Laws may impose the same or even broader liability for the discharge, release, or the mere presence of certain substances into and in the environment.

     CKD, a by-product of cement manufacturing, is currently excluded from regulations as a hazardous waste under the "Bevill Amendment" to RCRA. However, CKD that comes in contact with water might produce a leachate with
an  elevated PH.   In December 1993, the EPA issued a Report to Congress on
CKD in which the EPA concluded that risks associated with CKD management are generally low, but that there is potential under certain circumstances for CKD to pose a danger to human health and the environment, or that it may do so in the future. On January 31, 1995 the EPA issued a Regulatory Determination on CKD. The EPA reported that CKD would retain its status as a "Bevill Waste" and remain exempt from regulation as a hazardous waste
until  such time as the EPA promulgates new regulatory controls.   The  EPA
intends to take a "common sense" approach in developing a highly tailored set of standards that will "prevent damage to ground and potable water and reduce health risks associated with breathing and ingesting dust from cement kilns." The EPA further made it clear that it has no problems with recycling or reuse of CKD, and that it has not limited beneficial uses of CKD; however, the EPA does not encourage the use of CKD as an agricultural lime additive. Though the EPA originally intended to conduct a typical rule-making process which would involve information gathering, eventually followed by the development of a proposed rule and the promulgation of a final rule, the EPA is now considering two alternatives to the full rule-
making  process.   Under the first alternative, a state  with  a  federally
approved hazardous waste program would be able to oversee the management of CKD on a site-by-site basis, either through regulation, permit, or enforceable agreement. The second alternative would be to create federal rules that would set contingent management standards for cement kiln dust to meet before being exempt from Subtitle C of the Resource Conservation and Recovery Act. Key components of management conditions would be based on the design of the waste management unit, dust control practices, and
other  factors.   The  process is expected to take at least  two  years  to
complete.

     The cement industry will be vigorously pursuing a range of regulatory, legislative and judicial remedies because the industry continues to believe that CKD is not a hazardous waste, should never be classified as a hazardous waste and, therefore, does not warrant RCRA Subtitle C regulation. The industry believes its voluntary enforceable agreement that was submitted to the Agency in 1995 offers a responsible and valid approach for managing CKD outside the realm of RCRA Subtitle C. These standards address all possible exposure pathways and are fully protective of human health and the environment. The industry is fully committed to avoiding regulation of CKD as a hazardous waste while at the same time acknowledging the need to generally improve CKD management.

     Accepted industry practice has been to store CKD on-site. The Company collects and stores CKD at its plants and recycles CKD related to its operations. Additionally, the Company markets CKD and, occasionally, a customized blend of CKD and cement under the registered trade name "StableSorb." StableSorb is utilized by construction, remediation, and other contractors for the purpose of solidifying soil, wastes, and other materials. Although the potential costs and impact of repeal of the Bevill Amendment exemption with respect to CKD or adoption of particular EPA or State management standards for CKD in the future cannot be estimated at this time, such costs and impact could have a material adverse effect on the Company's financial condition or results of operations.

     Another RCRA concern in the cement industry involves the disposal of refractory brick containing chromium. Refractory brick containing chromium was formerly widely used in the cement industry to line cement kilns and has been utilized and disposed of on-site by the Company in the past. The Company's facilities conduct tests on all brick removed from its kilns to determine whether or not it is a hazardous waste, and these tests have confirmed such brick to be non-hazardous under the applicable RCRA standards. The Company conducts these tests in accordance with EPA standards and believes that the EPA would reach the same conclusions.

     The Company's quarry sites must comply with noise and dust suppression regulations, zoning, and special use permitting requirements, applicable mining regulations and federal health and safety requirements administered by the Mine Safety and Health Administration. The Company is also obligated under certain of its mining permits and certain regulations to engage in reclamation of land within the quarries upon completion of extraction and mining.

     The burning of hazardous waste-derived fuels is a key factor to the profitability of the Company. A substantial reduction in the Company's ability to substitute hazardous waste-derived fuels for traditional fossil fuels could have a material adverse effect on the Company's financial condition or results of operations. The Company regularly monitors and reviews its operations, procedures, and policies for compliance with these Environmental Laws and the Company's operating permits. The Company believes that its current procedures and practices in its operations, including those for handling hazardous wastes, are substantially in compliance with all Environmental Laws and its material operating permits. There can be no assurance, however, that a review of the Company's past, present, or future operations by courts or federal, state, or local regulatory authorities will not result in determinations that could have a material adverse effect on the Company's financial condition or results of operations. In addition, the revocation of any of the Company's operating permits, the denial of any application by the Company for a permit or the failure to renew any interim permit could have a material adverse effect on the Company's financial condition or results of operations. The Company cannot predict what Environmental Laws will be enacted or adopted in the future or how such future Environmental Laws will be administered or interpreted. The trend has been toward more stringent environmental standards. Compliance with more stringent Environmental Laws or more vigorous enforcement policies or stricter interpretation of current Environmental Laws could have a material adverse effect on the Company's financial condition or results of operation. (See also Item 3 "Legal Proceedings")

     Safety and Health Matters. The Company's facilities and operations are governed by laws and regulations relating to worker health and workplace safety. The Company believes that appropriate precautions are taken to protect employees and others from harmful exposure to materials handled and managed at its facilities. The Company does not believe that it will be required in the near future to expend amounts that are material in the aggregate to the Company's overall operations by reason of such health and safety laws and regulations.

     Insurance. The Company maintains property insurance and other insurance such as business interruption and boiler and machinery insurance on all of its plants in types and amounts believed to be customary for companies engaged in similar operations. The Company also maintains environmental liability insurance policies which, under certain circumstances, provide coverage in the event of certain off-site environmental damage resulting from the facilities' on-site operations of $5.0 million per occurrence and $10.0 million annual aggregate at each of its cement manufacturing facilities. The policies contain a number of exclusions, including liabilities arising under CERCLA, fines and penalties.

     Employees. As of December 31, 1996, the Company employed approximately 408 people. Approximately 256 of the Company's employees are covered by contracts with labor unions which expire on April 30, 1997 and April 30, 1998. The Company considers relations with employees to be satisfactory. The Company has substantially reduced its work force from approximately 550 persons at December 31, 1991, to approximately 408 persons at December 31, 1996, through voluntary early retirement programs offered to certain groups of employees and other measures.

     Trademarks. While the Company has trademarks registered with the United States and with certain states in which its products are sold, the Company believes that its products are sold primarily on the basis of price, and to a lesser extent, quality and service.

     While the Company will endeavor to negotiate a new agreement between Giant Cement and the union effective May 1, 1997, there can be no assurance that an agreement will be reached on terms favorable to the Company, nor can there be assurance that the Company will not incur work stoppages, slowdowns or a strike which could have a material adverse effect on the Company's results of operations.

     Seasonal and Cyclical Business. Regional cement markets are highly cyclical, experiencing volatility corresponding to regional construction cycles. While the impact on the Company of regional downturns in the construction industry may be mitigated to some degree by the Company's presence in both the Middle-Atlantic and South-Atlantic markets, profitability is significantly affected by such construction cycles. In addition, the cement industry is seasonal in nature primarily due to the effect of weather conditions on construction activity. The Company has historically experienced lower operating income during the months of December, January and February, particularly with respect to its Pennsylvania operations where construction activity is more significantly affected by inclement weather.

     The cement industry is highly dependent upon the level of cement demand as a result of the high fixed costs associated with production. The Company's cost per ton of production is directly related to the number of tons of cement manufactured; decreases in production increase the Company's fixed cost per ton. Equipment utilization percentages or uptime can vary from year to year based upon demand for the Company's products or as a result of equipment failure. Much of the Company's significant manufacturing equipment requires long lead-times to replace and is very costly to replace or repair. The Company attempts to maintain sufficient spare parts inventories to avoid long periods of shutdown in the event of equipment failure, but there can be no assurance such shutdowns can be avoided.


Financial  Information  About Foreign and Domestic  Operations  and  Export
Sales

     The  Company  does  not  export  products  in  the normal   course  of
operations; however, through its subsidiaries, it exports an insignificant amount of products from time to time.


Disclosure Regarding Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 3 and 7 of this Form 10-K include information that is or could be considered to be forward looking, such as the Company's development of techniques to increase the proportion of higher revenue waste solids used in its resource recovery activities, its exposure to foreign imports, its anticipated liquidity and capital requirements, and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to: the effect of national, regional and local economic conditions, changes in the level of housing starts or commercial, industrial and infrastructure construction spending, increases in cement supplies in relation to demand, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates, the impact of current, pending, or future legislation and regulation, as well as certain other risks described above in this Item under "Competition", "Environmental Matters" and "Seasonal and Cyclical Business", and below in Item 3 in "Legal Proceedings" and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations ." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.


Executive Officers of the Registrant

     Set forth below are the executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an officer of the Company or its subsidiaries.

     Gary L. Pechota, 47, has served as Chairman, President and Chief Executive Officer of the Company since its inception in April 1994. Mr. Pechota has also served as Chairman of Giant and GRR since January 1993, as Chairman of Keystone since September 1992 and as President of Keystone since May 1992. Prior to joining Keystone, Mr. Pechota served as President and Chief Executive Officer of Dacotah Cement Company, a state-owned cement company, from January 1982 to May 1992. Mr. Pechota has been employed in the cement industry for over 15 years.

     Terry L. Kinder, 38, has served as Vice President, Chief Financial Officer, Secretary, Treasurer and a director of the Company since April 1994. Mr. Kinder has served as Vice President, Secretary and Treasurer of Giant Group, Ltd. ("GROUP"), the Company's former parent, from June 1986 to September 29, 1994. From June 1989 to December 1992, Mr. Kinder also served as Chairman of Giant and GRR, and from June 1989 to August 1992, he served as Chairman of Keystone. Prior to joining GROUP, Mr. Kinder was a Certified Public Accountant with Coopers & Lybrand from January 1980 to June 1986.

     Richard A. Familia, 44, has served as Vice President, Environmental Affairs of the Company since April 1994. Mr. Familia has also served as President and Chief Operating Officer of GRR since February 1992. From 1987 to February 1992, he served as Director of Operations for various operating facilities of Laidlaw Environmental Services, Inc., a publicly-held company engaged in various environmental and other businesses. Mr. Familia has been employed in the environmental industry for over 20 years.


ITEM 2. PROPERTIES

     Harleyville, South Carolina Cement Plant. The Company owns approximately 2,100 acres of land near Harleyville, South Carolina, where Giant's plant and the quarry for its primary raw material are located.
Giant's manufacturing plant includes crushing, raw grinding, finished cement grinding and other cement processing facilities. The ages of the plant kilns range from 21 to 44 years.

     Bath, Pennsylvania Cement Plant. The Company owns approximately 1000 acres of land located in the Bath, Pennsylvania area, where Keystone's plant and the quarries for its primary raw material are located. The plant includes crushing, raw grinding, finished cement grinding and other cement processing facilities. One of its cement kilns was installed in 1956 and the other in 1966.

     The Company's manufacturing facilities have an annual rated clinker capacity of approximately 1.4 million tons and an annual rated cement grinding capacity of 1.7 million tons. The Company believes that these facilities are adequately maintained and suitable for its purposes.


         Other Properties. The Company's and Giant's headquarters are located in leased space in Summerville, South Carolina. The Company also operates a distribution facility on its land in Durham, North Carolina, which has storage facilities for approximately 775 tons of cement, and rents warehouse space in Atlanta , Georgia, as well as in Durham and Charlotte, North Carolina. Keystone's offices are located in leased space in Bath, Pennsylvania.

     The majority of the Company's assets are pledged as collateral under the terms of financing agreements. (See Note 6 of Notes to Consolidated Financial Statements)


ITEM 3. LEGAL PROCEEDINGS

     On September 18, 1995, Pennsylvania Environmental Enforcement Project, Inc. ("PEEP") filed suit against Keystone Cement Company in the United States District Court for the Eastern District of Pennsylvania. PEEP is a public interest organization incorporated on August 15, 1995. In August 1996, Keystone and PEEP reached settlement agreement, which had no financial or operating impact on the Company, and the suit was dismissed with prejudice.

     In April 1995, the PADEP issued Keystone an air quality plan approval with new requirements for emission rates, operating conditions, and a risk assessment. While the new air quality plan approval left Keystone's waste fuel substitution rates intact, Keystone subsequently filed an appeal with the Pennsylvania Environmental Hearing Board (EHB) challenging certain permit conditions as outside the PADEP's authority, among other things. On March 11, 1997 the EHB entered a Partial Consent Adjudication in which Keystone and the PADEP agreed to a process to resolve all outstanding issues. Under the Consent Adjudication, Keystone agreed to perform a multipath risk assessment in accordance with a negotiated protocol and the PADEP agreed to process and publish a permit modification allowing Keystone to increase its hazardous waste fuel usage to 75% of its fuel needs if the risk assessment meets certain risk thresholds.

     Keystone has been identified as a PRP under CERCLA at a site in Southington, Connecticut. According to the U. S. EPA Volumetric Ranking List, dated July 22, 1993, Keystone's percentage of waste disposed of at the site is three one-hundredths of a percent (.03%) of the total attributable to identifiable parties. Because liability under CERCLA is joint and several, the insolvency or discharge from liability of any other PRP could increase the Company's potential liability. Although no assurances can be given that this percentage represents a limitation on Keystones's liability, the Company believes that the final outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

     The basis for the Company's estimate as to the probable effect of these proceedings is its current analysis of such proceedings. Should the determination of these proceedings be adverse to the Company, such result could have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                  PART II

ITEM 5.MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER
       MATTERS

   The information included in the section entitled "Market and Dividend Information" in the 1996 Annual Report is incorporated herein by reference.

ITEM 6.SELECTED  FINANCIAL  DATA

   The information included in the section entitled "Five-Year Summary of Consolidated Financial Data" in the 1996 Annual Report is incorporated herein by reference.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The   information   included  in  the  section  entitled   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of the Company, quarterly results of operations, and the Report of Independent Accountants, appearing in the 1996 Annual Report, are incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                 PART III

ITEMS 10, 11, 12 and 13.
       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


   The information required by these items, other than information set forth in this Form 10-K under Item I, "Executive Officers of Registrant," is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Documents Filed as Part of this Report:

 (1) The following financial statements of Giant Cement Holding, Inc. required to be filed as part of this Report on Form 10-K are incorporated herein by reference to the 1996 Annual Report, attached hereto as Exhibit 13:

     Report of Independent Accountants

     Consolidated Balance Sheets,  December 31, 1996  and  1995

     Consolidated Statements of Income,  for the  years 1996, 1995 and 1994

     Consolidated Statements of Cash Flows,  for the years 1996, 1995 and
     1994

     Consolidated Statements of Shareholders' Equity, for the years 1996, 1995, and 1994

     Notes to Consolidated Financial Statements

     Five-Year Summary of Consolidated Financial Data

     Quarterly Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations

     Market and Dividend Information

 (2) The following financial statement schedule of GIANT CEMENT HOLDING, INC. is attached:

     Schedule II - Valuation and Qualifying Accounts - Years ended December 31, 1996, 1995 and 1994

     Report of Independent Accountants

(b)    Exhibits

Exhibit
 No .     Description of Exhibit
-------   ----------------------
  3.1 Certificate of Incorporation (Exhibit 3.1 to Registration No. 33-78260 is incorporated herein by reference).

  3.2 By-Laws (Exhibit 3.2 to Registration No. 33-78260 is incorporated herein by reference).

  4 Specimen form of stock certificate for Common Stock (Exhibit 4 to Amendment 3 to Registration No. 33-78260 is incorporated herein by reference).

 10.1     Registrant's 1994 Employee Stock Option Plan (Exhibit  10.1
          to   Registration   No.  33-78260  is  incorporated  herein  by
          reference).

 10.2     Registrant's  1994  Outside  Director  Stock  Option  Plan
          (Exhibit  10.2   to  Registration No.  33-78260  is  incorporated
          herein by reference).

 10.3 Form of Employment Agreement between the Company and Gary L. Pechota, as amended (Exhibit 10. 3 to Amendment 1 to Registration No. 33-78260 is incorporated herein by reference).

 10.4     Form  of Employment Agreement between the Company and Terry
          L.   Kinder,  as  amended  (Exhibit  10.4  to  Amendment   1   to
          Registration No. 33-78260 is incorporated herein by reference).

 10.5.1   Loan  and  Security  Agreement, dated November  23,1993,  between
          Giant  and  The  CIT  Group/Equipment  Financing,  Inc.   ("CIT")
          (Exhibit 10.5.1 to Registration No. 33-78260 is incorporated herein by reference).

 10.5.2 Secured Promissory Note, date November 23, 1993, from Giant to CIT (Exhibit 10.5.2 to Registration No. 33-78260 is incorporated herein by reference).

 10.5.3   South  Carolina  Mortgage and Security Agreement, dated  November
          23,   1993,   between  Giant  and     CIT  (Exhibit   10.5.3   to
          Registration No. 33-78260 is incorporated herein by reference).

 10.5.4 Continuing Guarantee Agreement, dated November 23, 1993, between Giant and CIT (Exhibit 10.5.4 to Registration No. 33-78260 is incorporated herein by reference).

 10.5.5 Collateral Value Maintenance Agreement, dated November 23,1993, between Giant and CIT (Exhibit 10.5.5 to Registration No. 33-78260 is incorporated herein by reference).

 10.5.6 Form of First Amendment to Loan and Security Agreement between Giant and CIT (Exhibit 10.5.6 to Amendment 4 to Registration No. 33-78260 is incorporated herein by reference).

 10.5.7 Form of Continuing Guaranty Agreement by the Company in favor of CIT (Exhibit 10.5.7 to Amendment 4 to Registration No. 33-78260 is incorporated herein by reference).

10.5.8 Form of Second Amendment to Loan and Security Agreement between Giant and CIT.

10.5.9 Secured Promissory Note, dated August 31, 1995, from Giant to CIT.

10.6 Form of Release and Indemnification Agreement between GROUP, KCC Delaware Company, and the Company (Exhibit 10.7 to Amendment 5 to Registration No. 33-78260 is incorporated herein by reference).

10.7.1 Tax Sharing Agreement, dated November 23, 1993, between the Company and GROUP (Exhibit 10.6.4 to Registration No. 33-78260 is incorporated herein by reference).

 10.7.2 Form of Tax Sharing and Indemnification Agreement between the Company and GROUP (Exhibit 10.6.5 to Amendment 3 to Registration No. 33-78260 is incorporated herein by reference).

*10.8 Credit Agreement, dated December 20, 1996, between GCHI, Giant, Keystone, GRR, GCHI Investments and Giant NC and SouthTrust Bank of Alabama.

*13 Copy of the Company's Annual Report to Shareholders for the Year ended December 31, 1996.

*21       List of Subsidiaries.

*23(a)    Consent of Coopers & Lybrand L.L.P.

*27       Financial Data Schedule

*Filed herewith

(c)   Filed on Form 8-K:

      During the quarter ended December 31,1996, the Company filed the following report on Form 8-K:

      None

(d)   Exhibits Required by Item 601 of Regulation S-K:

      Described in Item 14 (b) of this Annual Report on Form 10-K.

(e)   Separate Financial Statements and Schedules

      Not applicable.

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                              Giant Cement Holding, Inc.
                              --------------------------
                                 Registrant



Date:  March 25, 1997         By:   /S/Gary Pechota
                                  ------------------------
                                  Gary Pechota
                                  Chairman


   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Date:  March 25, 1997         By:   /S/Gary Pechota
                                  ------------------------
                                  Gary Pechota
                                  Chairman of the Board,
                                  President and Chief Executive Officer
                                  (Director and Principal Executive Officer)


Date:  March 25, 1997         By:   /S/Terry L. Kinder
                                  ------------------------
                                  Terry L. Kinder
                                  Vice President and Chief Financial Officer
                                  Secretary and Treasurer
                                  (Director and Principal Financial and
                                  Accounting Officer)


Date:  March 25, 1997         By:   /S/Dean M. Boylan
                                  ------------------------
                                  Dean M. Boylan
                                  Director


Date:  March 25, 1997         By:   /S/Edward Brodsky
                                  ------------------------
                                  Edward Brodsky
                                  Director


Date:  March 25, 1997         By:   /S/Robert L. Jones
                                  ------------------------
                                  Robert L. Jones
                                  Director

                      ANNUAL  REPORT  ON  FORM  10-K

                      YEAR  ENDED  DECEMBER 31, 1996

                               ITEM 14(a)(2)

                      FINANCIAL  STATEMENT  SCHEDULE

                        GIANT CEMENT HOLDING, INC.




                        GIANT CEMENT HOLDING, INC.
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS


COL. A                      COL. B         COL. C        COL.D         COL.E
                                       Additions
                          Balance at   Charged to                     Balance
                          Beginning    Costs and                       at End
Description               of Period     Expenses   Deductions (1)    of Period
-----------               ---------    ----------  --------------    ---------
Year ended December
31, 1996

Deducted from related
   current asset accounts:

Accounts receivable:
   Allowance for doubtful
      accounts           $  750,000   $  344,000   $  258,000 (1)   $  836,000
   Allowance for cash
      discounts             233,000    2,389,000    2,325,000 (2)      287,000
                         ----------   ----------   ----------       ----------
                         $  973,000   $2,733,000   $2,583,000       $1,123,000
                         ==========   ==========   ==========       ==========
Year ended December
31, 1995

Deducted from related
   current asset accounts:

Accounts receivable:
   Allowance for doubtful
      accounts           $  755,000   $  157,000   $  182,000 (1)   $  752,000
   Allowance for cash
      discounts             219,000    1,942,000    1,938,000 (2)      223,000
                         ----------   ----------   ----------       ----------
                         $  994,000   $2,099,000   $2,120,000       $  973,000
                         ==========   ==========   ==========       ==========
Year ended December
31, 1994

Deducted from related
   current asset accounts:

Accounts receivable:
   Allowance for doubtful
      accounts           $  825,000   $  378,000  $  182,000 (1)    $  775,000
   Allowance for cash
      discounts             298,000    1,647,000   1,938,000 (2)       219,000
                         ----------   ----------   ----------       ----------
                         $1,123,000   $1,965,000  $2,120,000        $  994,000
                         ==========   ==========   ==========       ==========

Notes:    (1)  Uncollectible accounts written off, net of recoveries

          (2) The Company's normal payment terms allow a $1 per ton discount for payment by the 10th day of the month following shipment (net
               30), which the Company believes is a standard industry practice. The deductions above represent cash discounts allowed for prompt payment and other allowances.

                     REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Giant Cement Holding, Inc.:

Our report on the consolidated financial statements of Giant Cement Holding, Inc. has been incorporated by reference in this Form 10-K from the 1996 Annual Report to Shareholders of Giant Cement Holding, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Coopers & Lybrand, L.L.P.

                   GIANT CEMENT HOLDING, INC.

                            EXHIBITS

                               TO

                           FORM 10-K


                              FOR

                FISCAL YEAR ENDED DECEMBER 31, 1996

                                                              EXHIBIT INDEX
Exhibit                                                       -------------
 No.      Description of Exhibit
------    ----------------------
10.8 Credit Agreement, dated December 20, 1996, from GCHI, Giant, Keystone, GCHI Investments and Giant NC to SouthTrust Bank of Alabama.

13 Copy of the Company's Annual Report to Shareholders for the Year ended December 31, 1996.

21        List of Subsidiaries.

23(a)     Consent of Coopers & Lybrand LLP

27        Financial Data Schedule