Form 10-Q
period 1997-03-31
GIANT CEMENT HOLDING INC
filed 1997-05-12
CIK 922405

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from  -------  to  -------
                        Commission File Number : 0-24850


                           GIANT CEMENT HOLDING, INC.
             (Exact name of registrant as specified in its charter)


                     Delaware                                57-0997411
      (State or other jurisdiction of  incorporation) (I.R.S. Employer ID No.)

            320-D Midland Parkway, Summerville, South Carolina 29485

       Registrant's telephone number, including area code: (803) 851-9898


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

            Common Stock, $.01 Par Value 9,447,782 Shares Outstanding

                           GIANT CEMENT HOLDING, INC.

                                      INDEX








PART I FINANCIAL INFORMATION
                                                                    Page No.

Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations -
          Three-Month Periods Ended March 31, 1997 and 1996........     3

          Condensed Consolidated Balance Sheets - March 31, 1997
          and 1996 and December 31, 1996...........................     4

          Condensed Consolidated Statements of Cash Flows -
          Three-Month Periods Ended March 31, 1997 and 1996........     5

          Notes to Condensed Consolidated Financial Statements.....   6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................  8-11

PART II OTHER INFORMATION

Item 1.   Legal Proceedings........................................    12

Item 6.   Exhibits and Reports on Form 8-K.........................    12

          (a)Reports on Form 8-K....................................   12

                           GIANT CEMENT HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            for the three-month periods ended March 31, 1997 and 1996
                                   (Unaudited)


                                                           Three Months Ended
(in thousands, except per share data)                      1997          1996
                                                           ----          ----

Operating revenues .................................     $ 24,358      $ 20,791
Operating costs and expenses:
        Cost of sales and services .................       20,295        16,781
        Selling, general and administrative ........        2,023         2,134
                                                         --------      --------
        Operating income ...........................        2,040         1,876
Other income (expense):
        Interest expense ...........................         (228)         (261)
        Other, net .................................           91           (98)
                                                         --------      --------
        Income before taxes ........................        1,903         1,517
    Provision for income taxes .....................          665           531
                                                         --------      --------
               Net income ..........................     $  1,238      $    986
                                                         ========      ========
Net income per common share ........................     $    .13      $    .10
                                                         ========      ========

Weighted average common shares .....................        9,618         9,920







                See accompanying notes to consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     March 31      December 31
(in thousands)                                    1997      1996      1996
                                                  ----      ----      ----

ASSETS
Current assets:
  Cash and cash equivalents                    $ 2,973   $  2,212   $ 10,432
  Accounts receivable, less allowances of,
    $1,186, $1,098 and $1,123, respectively     15,034     14,505     14,897
  Inventories                                   18,972     19,695     17,656
  Other current assets                           1,889      1,540      2,071
                                              --------   --------   --------
               Total current assets             38,868     37,952     45,056
                                              --------   --------   --------

Property, plant and equipment, at cost         160,185    152,452    155,770
  Less accumulated depreciation                 87,024     81,491     85,352
                                              --------   --------   --------
                                                73,161     70,961     70,418
                                              --------   --------   --------
Deferred charges and other assets                3,166      2,714      3,142
                                              --------   --------   --------

               Total assets                   $115,195   $111,627   $118,616
                                              ========   ========   ========
LIABILITIES
Current liabilities:
  Accounts payable                            $  8,635   $  8,519   $ 10,437
      Short-term borrowings                       --        2,031       --
  Accrued expenses                               6,419      7,632      6,843
  Current maturities of long-term debt             938      4,031      1,070
                                              --------   --------   --------
               Total current liabilities        15,992     22,213     18,350

Long-term debt, net of current maturities       10,329     10,444     10,681
Accrued pension and postretirement benefits      6,411      9,232      6,332
Deferred income taxes                            6,125      4,569      6,125
                                              --------   --------   --------
               Total liabilities                38,857     46,458     41,488
                                              --------   --------   --------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 20,000
  shares authorized, 10,000 shares issued         100        100        100
Capital in excess of par value                 41,103     41,022     41,022
Retained earnings                              43,273     27,600     42,035
Less:
   Treasury stock, at cost; 458, 99 and         6,600      1,084      4,491
     336 shares, respectively
   Reduction for additional pension
     liability                                  1,538      2,469      1,538
                                             --------   --------   --------
                                               76,338     65,169     77,128
                                             --------   --------   --------
               Total liabilities and
                 shareholders' equity        $115,195   $111,627   $118,616
                                             ========   ========   ========

       See accompanying notes to consolidated financial statements

                           GIANT CEMENT HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three-month periods ended March 31, 1997 and 1996
                                   (Unaudited)
 (in thousands)                                         1997       1996
                                                        ----       ----

Operations:
       Net income ...............................   $  1,238    $    986
       Depreciation and depletion ...............      2,397       2,248
       Amortization of deferred charges and other        107         140

Changes in operating assets and liabilities:
       Receivables ..............................       (137)     (1,948)
       Inventories ..............................     (1,316)     (2,593)
       Other current assets and deferred charges          51         121
       Accounts payable .........................       (595)       (447)
       Accrued expenses .........................       (176)        525
                                                    --------    --------

         Net cash provided (used) by operations ..     1,569        (968)
                                                    --------    --------

Investing:
       Purchase of property, plant and equipment      (6,347)     (2,940)
                                                    --------    --------

Financing:
       Repayment of long-term debt ..............       (484)     (1,050)
       Proceeds from short-term borrowings ......       --         2,031
       Repayment of short-term borrowings .......       --        (2,279)
       Purchase of treasury stock ...............     (2,197)       (684)
                                                    --------    --------
         Net cash used by financing .............     (2,681)     (1,982)
                                                    --------    --------

                     Decrease in cash and
                     cash equivalents ...........     (7,459)     (5,890)

Cash and Cash Equivalents:
       Beginning of period ......................     10,432       8,102
                                                    --------    --------
       End of period ............................   $  2,973    $  2,212
                                                    ========    ========






           See accompanying notes to consolidated financial statements

                           GIANT CEMENT HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent Annual Report to stockholders. The financial statements as of March 31, 1997 and for the interim periods ended March 31, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

     The financial information as of December 31, 1996 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the Company's 1996 Annual Report to Shareholders.

2.   Inventories (in thousands):              March 31,     December 31
                                          --------------    -----------
                                          1997      1996      1996
                                          ----      ----      ----
     Finished goods ..........          $ 3,967   $ 5,322   $ 3,141
     In process ..............            1,388     2,157     1,236
     Raw materials ...........            2,042     2,175     2,025
     Supplies, repair parts and coal ..  11,575    10,041    11,254
                                        -------   -------   -------
                                        $18,972   $19,695   $17,656
                                        =======   =======   =======



3.   Accrued Expenses (in thousands):          March 31,    December 31
                                          ---------------   -----------
                                          1997       1996     1996
                                          ----       ----     ----
     Compensation ............          $ 1,537   $ 1,379   $ 2,161
     Pension plan contribution            2,528     3,360     2,781
     Income taxes ............              427       589      --
     Other ...................            1,927     2,304     1,901
                                        -------   -------   -------
                                        $ 6,419   $ 7,632   $ 6,843
                                        =======   =======   =======

4.   Contingencies

     The Company's operations and properties are subject to extensive and changing federal, state and local laws (including common law), regulations and ordinances relating to noise and dust suppression, air and water quality, as well as to the handling, treatment, storage and disposal of wastes ("Environmental Laws"). In connection with the Company's quarry sites and utilization of hazardous waste-derived fuel, Environmental Laws require certain permits and other authorizations mandating procedures under which the Company shall operate. Environmental Laws also provide significant penalties for violators, as well as liabilities and costs of cleaning up releases of hazardous wastes into the environment. Violations of mandated procedures under operating permits, even if immaterial or unintentional, may result in fines, shutdowns, remedial actions or revocation of such permits.

5.  Pending  Acquisition

     In December 1996, the Company announced it had entered into a Letter of Intent to acquire certain lightweight aggregate plants, concrete block plants and a drum processing/fuel blending facility of a privately held manufacturer with operations principally in the South- Atlantic United States. The acquisition is subject to finalization of a definitive agreement and, among other matters, approvals by various regulatory authorities. If completed, the acquisition (which would be accounted for as a purchase) would require approximately $38 million to be financed through the issuance of approximately
1.3 million common shares and bank borrowings of approximately $18 million. Additional consideration could be payable over a three-year period, contingent upon the acquired operations achieving certain earnings levels.

6.   Earnings Per Share

     The Financial Accounting Standards Board has issued Statement No. 128 "Earnings Per Share". FAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. FAS No. 128 will be implemented in the Company's 10K for the year ended December 31, 1997. The Company does not expect that FAS No. 128 will have a material impact on the earnings per share computation.

                           GIANT CEMENT HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

General

The Company's cement operations are directly related to the construction industry. The regional markets in which the Company operates, the Middle-Atlantic and South-Atlantic regions, are highly cyclical, experiencing peaks and valleys in demand corresponding to regional and national construction cycles. Additionally, the demand for cement is seasonal because construction activity diminishes during the winter months of December, January and February. The seasonal impact can be particularly acute in the Company's Middle-Atlantic market. In addition, the Company performs a substantial portion of its routine annual major maintenance projects during the period of low plant utilization, typically the first quarter of its fiscal year, which results in significant additional expense during this period. The Company believes that the routine annual maintenance performed in the first quarter results in lower maintenance costs throughout the remainder of the year. Accordingly, the Company has historically experienced its lowest levels of revenue and gross profit during the first quarter and thus the results for the interim period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

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

The Company's cement manufacturing hourly employees are represented by the United Paperworkers International Union ("UPIU"). The Agreement between Giant Cement Company and UPIU Local 50216 was due to expire May 1, 1997. At the request of the UPIU, the commencement of negotiations was delayed. The UPIU is agreeable to extend the present Agreement while negotiations continue. While the Company will endeavor to negotiate a new agreement with the UPIU, there can be no assurance that an agreement will be reached on terms favorable to the Company, nor can there be assurance that the Company will not incur work stoppages, slowdowns or a strike.

Results of Operations

Three month period ended March 31, 1997 versus three month period ended March 31, 1996.


Operating revenues increased 17.2% to $24.4 million in 1997 as compared to $20.8 million in 1996. Revenues from product sales increased $2.8 million or 15.3% to $21.0 million in 1997, as compared to $18.3 million in 1996, as a result of increased shipping volumes and higher average selling prices of cement. Cement shipping volumes increased 9.8% in 1997, as a result of favorable weather and strong demand in both of the Company's markets.

The Company's average selling price per ton of cement increased 4.5% for the quarter ended March 31, 1997 compared to the same period in 1996, as a result of price increases implemented in April 1996. Effective for April 1, 1997, the Company has announced a $4 per ton increase in its Middle- Atlantic markets; and for package products only, a $4 per ton increase in its South-Atlantic markets. Based upon current cement demand, both increases are expected to be realized; however, there can be no assurance that these price increases will be realized or that current price levels will not decline should cement demand decline in relation to supply.

Resource recovery services revenues increased $781,000 or 30.9% to $3.3 million in 1997, compared to $2.5 million in 1996. Liquid fuels utilized increased 8.4%, while liquids pricing improved 2.4% over a year earlier. The Company's solid fuels volume increased 64% to 4,000 tons with the net increase in tonnage expected to be 20% for the full year. The average price realized improved 29% over the first quarter of 1996 for solid fuels.

Gross profit increased 1.3% to $4.1 million in 1997, compared to $4.0 million in 1996, as a result of higher operating revenues. The Company's gross margins decreased to 16.7% in 1997 from 19.3% in 1996. In 1997, cost of sales and services increased $3.5 million or 20.9% to $20.3 million, compared to $16.8 million in 1996. The increase in cost is a result of an earlier, more extensive winter maintenance shutdown, higher shipping volumes, and higher costs incurred to import clinker to meet customer demand in the Company's South-Atlantic markets. Cement manufacturing costs per ton increased 8.3% in 1997 compared to the first quarter of 1996.

Selling, general and administrative expenses decreased $111,000 to $2.0 million in 1997. The expense decrease primarily related to lower insurance costs, which may not continue into subsequent quarters in 1997.

Interest costs decreased $33,000 for the quarter to $228,000 as a result of lower average borrowings outstanding.

The income tax provisions recorded for the three month periods ended March 31, 1997 and 1996, relate to federal and state income taxes and were recorded at estimated annual effective rates of 35%.

Net income increased $252,000 or 25.6% to $1.2 million, in 1997 compared to $986,000 in 1996, primarily as a result of increased operating revenues.

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

Cash and cash equivalents totalled $3.0 million at March 31, 1997 compared to $10.4 million at December 31, 1996. At March 31, 1997, and December 31, 1996 the Company had net working capital of $22.9 million, and $26.7 million, with current ratios of 2.4 and 2.5, respectively. Accounts receivable increased $137,000 or .9% to $15.0 million at March 31, 1997 as a result of higher cement and resource recovery revenues in March 1997 compared to December 1996. Inventories increased $1.3 million or 7.5% to $19.0 million at March 31, 1997, as a result of an increase in repair parts and seasonally higher finished cement inventories as compared to December 31, 1996. Total current liabilities decreased $2.4 million or 12.9% to $16.0 million at March 31, 1997, primarily as a result of decreased amounts payable to vendors for capital projects.

Cash provided by operations for the three month period ended March 31, 1997 was $1.6 million compared to $1.0 million cash used for the comparable period in 1996. The increase in cash provided by operations was primarily the result of increased net income and lesser increases in accounts receivable and inventories compared to 1996. Net cash used by investing activities increased from $2.9 million in 1996 to $6.3 million in 1997 as a result of increased capital expenditures in 1997. Net cash used by financing activities increased from $2.0 million in 1996 to $2.7 million in 1997 as a result of increased repurchases of the Company's outstanding common stock. Through March 31, 1997, the Company has expended $6.9 million of the $10.0 million approved by its Board of Directors for stock repurchases. The Company utilized a total of $7.5 million in cash in 1997 versus $5.9 million in 1996, primarily as a result of increased capital spending.

The Company believes that its Term Loan and Credit Facility, together with internally generated funds, will be sufficient to meet its working capital needs for the foreseeable future.

Disclosure Regarding Forward Looking Statements

This document contains certain forward-looking statements, containing the words "believe," "anticipates," "expects," and words of similar import, based upon current expectations that involve a number of known and unknown business risks and uncertainties. The factors that could cause results to differ materially include the following: national and regional economic conditions, changes in the levels of construction spending, changes in supply or pricing of waste fuels and other risks as further described in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1996.

                           GIANT CEMENT HOLDING, INC.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

               For information regarding environmental proceedings and legal matters, see "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.



Item 6. Exhibits and Reports on Form 8-K

        (a)    Reports on Form 8-K

               During the quarter ended March 31, 1997, the Company did not file any reports on Form 8-K.


Items 2 through 5 are not applicable.

                                    SIGNATURE






          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       GIANT CEMENT HOLDING, INC. - Registrant





                       By:   /s/ Terry L. Kinder
                             Terry L. Kinder
                             Vice President and Chief Financial Officer
                             Secretary-Treasurer





                       By:   /s/ Victor Whitworth
                             Victor Whitworth
                             Corporate Controller
                             Principal Accounting Officer











Date:  May 8, 1997