Form 10-Q
period 1997-06-30
GIANT CEMENT HOLDING INC
filed 1997-08-07
CIK 922405

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


__         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________to __________.

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

            Common Stock, $.01 Par Value 9,421,082 Shares Outstanding

                           GIANT CEMENT HOLDING, INC.

                                      INDEX








PART I FINANCIAL INFORMATION
                                                                      Page No.
Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations - Three
          and Six-Month Periods Ended June 30, 1997 and 1996.......     3

          Condensed Consolidated Balance Sheets - June 30, 1997 and
          1996 and December 31, 1996...............................     4

          Condensed Consolidated Statements of Cash Flows -
          Six-Month Periods Ended June 30, 1997 and 1996...........     5

          Notes to Condensed Consolidated Financial Statements.....   6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................  8-12

PART II OTHER INFORMATION

Item 1.   Legal Proceedings........................................    13

Item 4.   Submission of Matters to a Vote of Security Holders......    13

Item 6.   Exhibits and Reports on Form 8-K.........................    13

          (a)Reports on Form 8-K...................................    13

                           GIANT CEMENT HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        for the three and six-month periods ended June 30, 1997 and 1996
                                   (Unaudited)


                                    Three Months Ended     Six Months Ended
                                    1997          1996     1997        1996
                                    ----          ----     ----        ----
                                      (In thousands, except per share data)


Operating revenues ...........   $ 32,323    $ 32,414    $ 56,681    $ 53,205

Operating costs and expenses:
  Cost of sales and services .     21,589      22,491      41,884      39,272
  Selling, general and
    administrative ...........      1,895       2,082       3,918       4,216
                                 --------    --------    --------    --------
      Operating income .......      8,839       7,841      10,879       9,717
Other income (expense):
  Interest expense ...........       (245)       (317)       (473)       (578)
  Other, net .................         35          35         126         (63)
                                 --------    --------    --------    --------
      Income before taxes ....      8,629       7,559      10,532       9,076
Provision for income taxes ...      2,935       2,646       3,600       3,177
                                 --------    --------    --------    --------
      Net income .............   $  5,694    $  4,913    $  6,932    $  5,899
                                 ========    ========    ========    ========
Net income per common share ..   $    .60    $    .50    $    .73    $    .60
                                 ========    ========    ========    ========

Weighted average common shares      9,455       9,876       9,478       9,898






          See accompanying notes to consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                               June 30,   June 30,  December 31,
                                                  1997      1996       1996
                                                  ----      ----       ----
                                                        (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents ................   $  1,043   $  2,838   $ 10,432
  Accounts receivable, less allowances of
    $1,315, $1,162, and $1,123, respectively     20,036     17,648     14,897
  Inventories ..............................     16,686     16,636     17,656
  Other current assets .....................      2,196      1,754      2,071
                                               --------   --------   --------
        Total current assets ...............     39,961     38,876     45,056
                                               --------   --------   --------

Property, plant and equipment, at cost .....    163,632    153,144    155,770
  Less: accumulated depreciation ...........     87,727     83,684     85,352
                                               --------   --------   --------
                                                 75,905     69,460     70,418
                                               --------   --------   --------
Deferred charges and other assets ..........      3,478      2,970      3,142
                                               --------   --------   --------
        Total assets .......................   $119,344   $111,306   $118,616
                                               ========   ========   ========
LIABILITIES
Current liabilities:
  Accounts payable .........................   $  7,215   $  5,830   $ 10,437
      Short-term borrowings ................        500       --         --
  Accrued expenses .........................      7,979      9,592      6,843
  Current maturities of long-term debt .....        892      4,079      1,070
                                               --------   --------   --------
        Total current liabilities ..........     16,586     19,501     18,350

Long-term debt, net of current maturities ..     10,114      9,343     10,681
Accrued pension and postretirement benefits       6,485      8,585      6,332
Deferred income taxes ......................      6,125      4,569      6,125
                                               --------   --------   --------
        Total liabilities ..................     39,310     41,998     41,488
                                               --------   --------   --------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 20,000
  shares authorized, 10,000 shares
    issued .................................        100        100        100
Capital in excess of par value .............     41,103     41,022     41,022
Retained earnings ..........................     48,967     32,513     42,035
Less:
  Treasury stock, at cost:  579, 157 and
     336 shares, respectively ..............      8,598      1,858      4,491
  Reduction for additional
     pension liability .....................      1,538      2,469      1,538
                                               --------   --------   --------
                                                 80,034     69,308     77,128
                                               --------   --------   --------
        Total liabilities and
           shareholders' equity ............   $119,344   $111,306   $118,616
                                               ========   ========   ========

          See accompanying notes to consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the six-month periods ended June 30, 1997 and 1996
                                   (Unaudited)
                                                       1997         1996
                                                       ----         ----
                                                        (In thousands)
Operations:
       Net income ................................. $  6,932    $  5,899
       Depreciation and depletion .................    4,864       4,492
       Amortization of deferred charges and other .      214         251

Changes in operating assets and liabilities:
       Receivables ................................   (5,139)     (5,091)
       Inventories ................................      970         466
       Other current assets and deferred charges ..     (675)       (460)
       Accounts payable ...........................   (1,858)     (2,342)
       Accrued expenses ...........................    1,458       1,838
                                                    --------    --------

          Net cash provided by operations .........    6,766       5,053
                                                    --------    --------

Investing:
       Purchase of property, plant and equipment ..  (11,715)     (4,477)
                                                    --------    --------

Financing:
       Repayment of long-term debt ................     (745)     (2,103)
       Proceeds from short-term borrowings ........    2,500       3,106
       Repayment of short-term borrowings .........   (2,000)     (5,385)
       Purchase of treasury stock .................   (4,195)     (1,458)
                                                    --------    --------

          Net cash used by financing ..............   (4,440)     (5,840)
                                                    --------    --------

                     Decrease in cash and
                     cash equivalents .............   (9,389)     (5,264)

Cash and Cash Equivalents:
       Beginning of period ........................   10,432       8,102
                                                    --------    --------
       End of period .............................. $  1,043    $  2,838
                                                    ========    ========



          See accompanying notes to consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent Annual Report to stockholders. The financial statements as of June 30, 1997 and 1996 and for the interim periods ended June 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

     The financial information as of December 31, 1996 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the Company's 1996 Annual Report to Shareholders.

2.   Inventories(in thousands):
                                  June 30,  June 30,  December 31,
                                    1997      1996      1996
                                    ----      ----      ----
Finished goods ................   $ 2,945   $ 2,975   $ 3,141
In process ....................     1,008     1,043     1,236
Raw materials .................     1,712     1,989     2,025
Supplies, repair parts and coal    11,021    10,629    11,254
                                  -------   -------   -------
                                  $16,686   $16,636   $17,656
                                  =======   =======   =======



3.   Accrued Expenses (in thousands):
                                  June 30,  June 30,  December 31,
                                    1997      1996      1996
                                    ----      ----      ----
Compensation .............        $ 1,720   $ 1,545   $ 2,161
Pension plan contributions          1,887     3,170     2,781
Income taxes .............          2,208     2,222      --
Other ....................          2,164     2,655     1,901
                                  -------   -------   -------
                                  $ 7,979   $ 9,592   $ 6,843
                                  =======   =======   =======

4.   Contingencies:

     The Company's operations and properties are subject to extensive and changing federal, state and local laws (including common law), regulations and ordinances relating to noise and dust suppression, air and water quality, as well as to the handling, treatment, storage and disposal of wastes ("Environmental Laws"). In connection with the Company's quarrying and manufacturing operations and its utilization of hazardous waste-derived fuel, Environmental Laws require certain permits and other authorizations mandating procedures under which the Company shall operate. Environmental Laws also provide significant penalties for violators, as well as liabilities and costs of cleaning up releases of hazardous wastes into the environment. Violations of mandated procedures under operating permits, even if immaterial or unintentional, may result in fines, shutdowns, remedial actions or revocation of such permits.

5.   Pending Acquisition
     In December 1996, the Company announced it had entered into a Letter of Intent to acquire three lightweight aggregate plants, five concrete block plants and a drum processing/fuel blending facility of a privately held manufacturer with operations principally in the South-Atlantic United States. The Company entered into a revised Letter of Intent in July 1997. The acquisition is subject to finalization of a definitive agreement and, among other matters, approvals by various regulatory authorities. If completed, the acquisition (which would be accounted for as a purchase) would require approximately $34 million to be financed through the issuance of 750,000 common shares and bank borrowings of approximately $20 million.

6.   Earnings Per Share

     The Financial Accounting Standards Board has issued Statement No. 128 "Earnings Per Share". FAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. FAS No. 128 will be implemented in the Company's financial statements filed with Form 10-K for the year ended December 31, 1997. The Company does not expect that FAS No. 128 will have a material impact on the earnings per share computation.

                           GIANT CEMENT HOLDING, INC.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

General

The Company's cement operations are directly related to the construction industry. The regional markets in which the Company operates, the Middle-Atlantic and South-Atlantic regions, are highly cyclical, experiencing peaks and valleys in demand corresponding to regional and national construction cycles. Additionally, the demand for cement is seasonal because construction activity diminishes during the winter months of December, January and February. The seasonal impact can be particularly acute in the Company's Middle-Atlantic market. In addition, the Company performs a substantial portion of its routine annual major maintenance projects during the period of low plant utilization, typically the first quarter of its fiscal year, which results in significant additional expense during this period. Accordingly, the Company has historically experienced its lowest levels of revenue and gross profit during the first quarter and thus the results for the interim period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year. As a result of the cyclicality of the Company's business, there can be no assurance that cement prices and revenues will continue to increase at historical rates or remain at current levels.

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

The Company's cement manufacturing hourly employees are represented by the United Paperworkers International Union ("UPIU"). In June 1997 Giant Cement Company reached an agreement with UPIU Local 50216 for the period of May 1, 1997 to April 30, 2000. The agreement included wage increases of approximately 3% per annum among other changes, the total impact of which is not expected to have a material effect on the Company's results of operations.

Results of Operations
Six month period ended June 30, 1997 versus six month period ended June 30, 1996.

Operating revenues increased 6.6% to $56.7 million in 1997 compared with $53.2 million in 1996. Revenues from product sales increased $1.6 million or 3.4% to $48.6 million in 1997, compared with $47.0 million in 1996, as a result of higher average selling prices of cement and increased aggregate sales. Cement shipping volumes decreased 2.0% in 1997, primarily as a result of volume decreases in the Company's Middle-Atlantic market area.

The Company's average selling price per ton of cement increased 4.2% for the period ended June 30, 1997 compared with 1996, as a result of price increases implemented in April 1996 and 1997. The Company realized a price increase of $4 per ton in April 1997 in its Middle-Atlantic market.

Resource recovery services revenues increased $1.9 million or 30.6% to $8.1 million in 1997, compared with $6.2 million in 1996. Liquid fuels utilized increased 12.3%, while liquids pricing improved 8.8% over the prior year period. The Company's solid fuels volume increased 48% to 8,800 tons. The average price realized improved 16% over the first six months of 1996 for solid fuels. The Company anticipates that its year over year growth rate of resource recovery revenues will be more modest in the third and fourth quarter of 1997 due to a more difficult comparison to the prior year.

Gross profit increased 6.5% to $14.8 million in 1997, compared with $13.9 million in 1996, as a result of higher cement selling prices and resource recovery revenues. The Company's gross margins in the 1997 and 1996 periods were 26%. In 1997, cost of sales and services increased $2.6 million or 6.6% to $41.9 million, compared with $39.3 million in 1996. The increase in cost was the result of a more extensive winter maintenance shutdown, higher resource recovery volumes, and higher costs incurred to import clinker to meet customer demand in the Company's South-Atlantic markets. Cost of sales per ton of cement increased 2.6% in 1997 compared to 1996.

Selling, general and administrative expenses decreased $298,000 to $3.9 million in 1997 compared with $4.2 million in 1996. The expense decrease primarily related to lower insurance and other administrative costs.

Interest costs decreased $105,000 for the six month period to $473,000 as a result of lower average borrowings outstanding.

The income tax provisions recorded for the six month periods ended June 30, 1997 and 1996, relate to federal and state income taxes and were recorded at estimated annual effective rates of 34.2% and 35.0%, respectively.

Net income increased $1.0 million or 17.0% to $6.9 million in 1997 compared with $5.9 million in 1996, primarily as a result of increased operating revenues. Net income as a percentage of net sales increased from 11.1% in 1996 to 12.2% in 1997.

Quarter ended June 30, 1997 versus quarter ended June 30, 1996.

Operating revenues remained relatively unchanged for the quarter at $32.3 million in 1997 and $32.4 million in 1996. Revenues from product sales decreased $1.2 million or 4.2% to $27.6 million in 1997, compared with $28.8 million in 1996, as a result of decreased shipping volumes, partially offset by higher average selling prices of cement. Cement shipping volumes decreased 9.5% in the second quarter of 1997 compared with the second quarter of 1996, primarily as a result of a seasonal shift in shipments between the second quarter and the first quarter, when shipments were up 9.7% compared to the first quarter of 1996. The seasonal shift was caused by the harsh winter in 1996, which deferred business into the second quarter of 1996, followed by the mild winter in 1997, which pulled business into the first quarter of 1997.

The Company's average selling price per ton of cement increased 4.1% for the quarter ended June 30, 1997 compared with the second quarter of 1996, primarily as a result of the $4 per ton April 1997 price increase implemented in the Company's Middle-Atlantic market.

Resource recovery services revenues increased $1.2 million or 33.3% to $4.8 million in the second quarter of 1997, compared with $3.6 million in the second quarter of 1996. Liquid fuels utilized increased 15.1%, while liquids pricing improved 13.1% over a year earlier. The Company's solid fuels volume increased 36.8% to 4,800 tons, while the average price realized improved 8.2% over the second quarter of 1996.

Gross profit increased 8.1% to $10.7 million in the second quarter of 1997 compared with $9.9 million in the 1996 period, as a result of higher cement pricing, improved resource recovery revenues and lower manufacturing costs. The Company's gross margins increased to 33.2% in 1997 from 30.6% in 1996. In 1997, cost of sales and services decreased $902,000 or 4.0% for the quarter primarily as a result of lower shipping volumes. Cost of sales per ton of cement decreased 4.0% in 1997, primarily as a result of reduced fuel and power costs partially offset by the impact of higher cost imported clinker purchased.

Selling, general and administrative expenses decreased $187,000 to $1.9 million in 1997 or 5.8% of sales, compared with $2.1 million, or 6.4% of sales, in 1996. The expense decrease primarily related to lower insurance and other administrative costs.

Interest cost decreased $72,000 for the 1997 quarter to $245,000 as a result of lower average borrowings outstanding.

The income tax provisions recorded for the three months ended June 30, 1997 and 1996, related to federal and state income taxes and were recorded at estimated annual effective rates of 34% and 35%, respectively.

Net income increased 15.9% to $5.7 million in 1997 compared with $4.9 million in 1996, primarily as a result of increased resource recovery revenues. Net income as a percentage of net sales increased from 15.2% in 1996 to 17.6% in 1997.

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

Cash and cash equivalents totalled $1.0 million at June 30, 1997 compared to $10.4 million at December 31, 1996. At June 30, 1997, and December 31, 1996 the Company had net working capital of $23.4 million, and $26.7 million, with current ratios of 2.4 and 2.5, respectively. Accounts receivable increased $5.1 million or 34.5% to $20.0 million at June 30, 1997, compared with December 31, 1996, as a result of higher cement and resource recovery revenues in June 1997 compared with December 1996. Inventories decreased $1.0 million, or 5.5%, to $16.7 million at June 30, 1997. Total current liabilities decreased $1.8 million, or 9.6%, to $16.6 million at June 30, 1997, primarily as a result of decreased amounts payable to vendors for capital projects compared with December 31, 1996.

Cash provided by operations for the six-month period ended June 30, 1997 was $6.8 million compared with $5.1 million for the comparable 1996 period. The increase in cash provided by operations was primarily the result of increased net income and depreciation compared with the 1996 period. Net cash used by investing activities increased from $4.5 million in the first half of 1996 to $11.7 million in the 1997 period as a result of increased capital expenditures. The $11.7 million of capital expenditures in 1997, as reflected in the Condensed Consolidated Statements of Cash Flows, include $1.6 million of accounts payable at December 31, 1996, for 1996 capital expenditures that were paid in 1997. Net cash used by financing activities decreased by $1.4 million in 1997 as a result of decreased debt payments, partially offset by repurchases of the Company's common stock which have increased by $2.7 million in the 1997 period. Through June 30, 1997, the Company has expended $8.6 million of the $10.0 million approved by the Board of Directors for stock repurchases. The Company utilized a total of $9.4 million in cash in the first half of 1997 versus $5.3 million in the comparable 1996 period, primarily as a result of increased capital spending and common stock repurchases.

The Company believes that its bank term loan and credit facility, together with internally generated funds, will be sufficient to meet its needs for the foreseeable future.

Disclosure Regarding Forward Looking Statements

This document contains forward-looking statements, containing the words "believe," "anticipates," "expects," and words of similar import, based upon current expectations that involve a number of known and unknown business risks and uncertainties. The factors that could cause results to differ materially include the following: national and regional economic conditions, changes in the levels of construction spending, changes in supply or pricing of waste fuels and other risks as further described in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1996.

                           GIANT CEMENT HOLDING, INC.
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding environmental proceedings and legal matters, see "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 4.   Submission of Matters to a Vote of Security Holders
          (a) On May 13, 1997, the Company held its 1997 Annual Meeting of Shareholders.

          (b)  Not applicable.

          (c)  The stockholders approved the following matters:
               (1)  Gary Pechota, Dean M. Boylan, Edward Brodsky,
                    Robert L. Jones and Terry Kinder were re-elected as directors of the Company (7,667,008 shares for, 20,793 withheld).

               (2) Coopers & Lybrand L.L.P. was ratified as the Company's independent auditor for fiscal 1997 (7,662,683 shares for, 4,625 shares against).

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K

               During the quarter ended June 30, 1997, the Company did not file any reports on Form 8-K.


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














Date:  August 4, 1997