Form 10-Q
period 1997-09-30
GIANT CEMENT HOLDING INC
filed 1997-11-12
CIK 922405

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _____________

                        Commission File Number : 0-24850

                           GIANT CEMENT HOLDING, INC.
             (Exact name of registrant as specified in its charter)


                             Delaware                           57-0997411
           (State or other jurisdiction of  incorporation)   (Employer ID No.)

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

            Common Stock, $.01 Par Value 9,388,322 Shares Outstanding

                           GIANT CEMENT HOLDING, INC.

                                      INDEX



PART I FINANCIAL INFORMATION
                                                                        PAGE NO.

Item 1. Financial Statements
        Condensed Consolidated Statements of Operations - Three
        and Nine-Month Periods Ended September 30, 1997 and 1996............  3

        Condensed Consolidated Balance Sheets - September 30, 1997
        and 1996 and December 31, 1996......................................  4

        Condensed Consolidated Statements of Cash Flows - Nine-Month
        Periods Ended September 30, 1997 and 1996...........................  5

        Notes to Condensed Consolidated Financial Statements................6-7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................8-12

PART II OTHER INFORMATION

Item 1. Legal Proceedings..................................................  13

Item 6. Exhibits and Reports on Form 8-K...................................  13

        (a) Exhibits.......................................................  13
        (b) Reports on Form 8-K............................................  13

                           GIANT CEMENT HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the three and nine-month periods ended September 30, 1997 and 1996
                                   (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                    1997          1996    1997         1996
                                    ----          ----    ----         ----
                                     (In thousands, except per share data)

Operating revenues ..............$ 31,672    $ 29,335    $ 88,354    $ 82,540

Operating costs and expenses:
  Cost of sales and services ....  20,715      19,636      62,600      58,908
  Selling, general and
     administrative .............   1,845       1,820       5,763       6,036
                                 --------    --------    --------    --------
     Operating income ...........   9,112       7,879      19,991      17,596
Other income (expense):
  Interest expense ..............    (253)       (242)       (726)       (820)
  Other, net ....................      62         207         188         144
                                 --------    --------    --------    --------
     Income before taxes ........   8,921       7,844      19,453      16,920
Provision for income taxes ......   3,033       2,746       6,633       5,923
                                 --------    --------    --------    --------

     Net income .................$  5,888    $  5,098    $ 12,820    $ 10,997
                                 ========    ========    ========    ========

Net income per common share .....$    .63    $    .52    $   1.35    $   1.11
                                 ========    ========    ========    ========

Weighted average common shares ..   9,406       9,818       9,492       9,871













            See accompanying notes to consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  September 30,     December 31,
(In thousands, except per share amounts)          1997    1996          1996
                                                  ----    ----          ----
ASSETS
Current assets:
  Cash and cash equivalents ................. $  5,728   $  6,577   $ 10,432
  Accounts receivable, less allowances of
    $1,450, $1,041 and $1,123, respectively .   18,312     17,047     14,897
  Inventories ...............................   15,376     15,809     17,656
  Other current assets ......................    2,122      2,006      2,071
                                              --------   --------   --------
      Total current assets ..................   41,538     41,439     45,056
                                              --------   --------   --------
Property, plant and equipment, at cost ......  165,747    154,529    155,770
  Less accumulated depreciation .............   89,912     85,503     85,352
                                              --------   --------   --------
                                                75,835     69,026     70,418
                                              --------   --------   --------
Deferred charges and other assets ...........    3,705      2,970      3,142
                                              --------   --------   --------
      Total assets .......................... $121,078   $113,435   $118,616
                                              ========   ========   ========

LIABILITIES
Current liabilities:
  Accounts payable .......................... $  5,326   $  6,479   $ 10,437
  Short-term borrowings .....................     --         --         --
  Accrued expenses ..........................    7,124      8,145      6,843
  Current maturities of long-term debt ......      909      4,039      1,070
                                              --------   --------   --------
      Total current liabilities .............   13,359     18,663     18,350

Long-term debt, net of current maturities ...    9,875      8,388     10,681
Accrued pension and postretirement benefits .    6,195      8,484      6,332
Deferred income taxes .......................    6,367      4,332      6,125
                                              --------   --------   --------
      Total liabilities .....................   35,796     39,867     41,488
                                              --------   --------   --------
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 20,000 shares
  authorized, 10,000 shares issued ..........      100        100        100
Capital in excess of par value ..............   41,208     41,022     41,022
Retained earnings ...........................   54,855     37,611     42,035
Less:
  Treasury stock, at cost:  604, 218 and 336
    shares, respectively ....................    9,343      2,696      4,491
  Reduction for additional pension liability     1,538      2,469      1,538
                                              --------   --------   --------
                                                85,282     73,568     77,128
                                              --------   --------   --------
      Total liabilities and
       shareholders' equity ................. $121,078   $113,435   $118,616
                                              ========   ========   ========

         See accompanying notes to consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the nine-month periods ended September 30, 1997 and 1996
                                   (Unaudited)
                                                      1997           1996
                                                      ----           ----
                                                         (In thousands)
Operations:
  Net income..................................     $12,820           $10,997
  Depreciation and depletion..................       7,319             6,767
  Amortization of deferred charges and other..         322               314
  Deferred income taxes.......................         153              (200)

Changes in operating assets and liabilities:
  Receivables.................................      (3,415)           (4,490)
  Inventories.................................       2,280             1,293
  Other current assets and deferred charges...        (847)             (812)
  Accounts payable............................      (3,388)           (1,693)
  Accrued expenses............................         230               290
                                                   -------           -------
    Net cash provided by operations...........      15,474            12,466
                                                   -------           -------
Investing:
  Purchase of property, plant and equipment...     (14,459)           (6,318)
                                                   -------           -------

Financing:
  Repayment of long-term debt.................        (967)           (3,098)
  Repayment of short-term borrowings..........      (2,500)           (5,385)
  Proceeds from short-term borrowings.........       2,500             3,106
  Purchase of treasury stock..................      (4,752)           (2,296)
                                                   -------           -------

    Net cash (used) provided by financing.....      (5,719)           (7,673)
                                                   -------           -------
      Decrease in cash and cash equivalents...      (4,704)           (1,525)

Cash and Cash Equivalents:
  Beginning of period.........................      10,432             8,102
                                                   -------           -------
  End of period...............................     $ 5,728           $ 6,577
                                                   =======           =======

          See accompanying notes to consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent Annual Report to shareholders. The financial statements as of September 30, 1997 and 1996 and for the interim periods then ended are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

        The financial information as of December 31, 1996 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the Company's 1996 Annual Report to Shareholders.

2.      Inventories (in thousands):
                                              September 30      December 31
                                              ------------      -----------
                                              1997    1996          1996
                                              ----    ----          ----
        Finished goods                     $ 2,516   $ 2,478      $ 3,141
        In process                             714       608        1,236
        Raw materials                        1,456     1,968        2,025
        Supplies, repair parts and coal     10,690    10,755       11,254
                                           -------   -------      -------
                                           $15,376   $15,809      $17,656
                                           =======   =======      =======

3.      Accrued Expenses (in thousands):
                                              September 30      December 31
                                              ------------      -----------
                                              1997    1996          1996
                                              ----    ----          ----
        Compensation                       $ 2,010   $ 1,956      $ 2,161
        Pension plan contributions           1,434     1,996        2,781
        Income taxes                         1,377     1,963            -
        Other                                2,303     2,230        1,901
                                           -------   -------      -------
                                           $ 7,124   $ 8,145      $ 6,843
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

5.   Pending Acquisition

     In September 1997, the Company entered into a definitive agreement to merge Solite Corporation and certain of its subsidiaries with Giant Cement
     Holding, Inc. The Solite transaction will include three lightweight aggregate manufacturing facilities with their associated resource recovery operations, five concrete block plants, and a waste treatment and blending facility. Giant will exchange 650,000 shares of its common stock for all of the outstanding stock of Solite. The terms of the transaction additionally include the assumption of up to $20.0 million of Solite's long-term debt. The Company and Solite have received second requests for information from the United States Department of Justice, Antitrust Division, relating to their Premerger Notification filings under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction (which would be accounted for as a purchase) is currently expected to close in the fourth quarter of 1997 or early in 1998.

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

Item 2.   Management's  Discussion and Analysis of Financial
          Condition and Results of Operations

General
The Company's cement operations are directly related to the construction industry. The regional markets in which the Company operates, the Middle-Atlantic and South-Atlantic regions, are highly cyclical, experiencing peaks and valleys in demand corresponding to regional and national construction cycles. Additionally, the demand for cement is seasonal because construction activity diminishes during the winter months of December, January and February. The seasonal impact can be particularly acute in the Company's Middle-Atlantic market. In addition, the Company performs a substantial portion of its routine annual major maintenance projects during the period of low plant utilization, typically the first quarter of its fiscal year, which results in significant additional expense during this period. Accordingly, the Company has historically experienced its lowest levels of revenue and gross profit during the first quarter and thus the results for the interim period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. As a result of the cyclicality of the Company's business, there can be no assurance that cement prices and revenues will continue to increase at historical rates or remain at current levels.

The Company derives revenues from sales of products, primarily cement, as well as from the provision of resource recovery services. Resource recovery services revenue is primarily derived from third parties that pay the Company to utilize their waste as fuel, which additionally reduces the cost of traditional fossil fuels used in the manufacture of cement. Due to the nature of the Company's operations and the fact that the burning of waste-derived fuels is inseparable from the manufacture of cement, it is impractical to disaggregate the costs of sales and services by revenue classification. The Company's resource recovery operations are dependent on general and regional economic conditions; federal, state and local environmental polices; and competition from other waste disposal alternatives. There can be no assurance that the Company's resource recovery services revenues will increase at historical rates or remain at current levels.

Results of Operations

Nine-month period ended September 30, 1997 versus nine-month period ended September 30, 1996

Operating revenues increased 7.0% to $88.4 million in 1997, compared with $82.5 million in 1996. Revenues from product sales increased $3.5 million or 4.9% to $76.2 million in 1997, compared with $72.7 million in 1996, as a result of higher average selling prices of cement and increased aggregate sales. Cement shipping volumes in 1997 were level with 1996 volumes.

The Company's average selling price per ton of cement increased 3.7% for the period ended September 30, 1997, compared with the comparable period in 1996, as a result of price increases implemented in April 1996 and 1997. The Company realized a price increase of $4 per ton in April 1997 in its Middle-Atlantic market.

Resource recovery services revenues increased $2.3 million or 23.2% to $12.2 million in 1997, compared with $9.9 million in 1996. Liquid fuels utilized increased 9.6%, while liquids pricing improved 7.1% over the prior year period. The Company's solid fuels volume increased 31.8% to 13,345 tons. The average price realized improved 10.7% over the first nine months of 1996 for solid fuels. The Company anticipates that its year over year growth rate of resource recovery revenues will be more modest in the fourth quarter of 1997 due to a more difficult comparison to the prior year.

Gross profit increased 9.0% to $25.8 million in 1997, compared with $23.6 million in 1996, as a result of higher cement selling prices and resource recovery revenues. The Company's gross margins increased to 29.1% in 1997 from 28.6% in 1996. In 1997, cost of sales and services increased $3.7 million or 6.3% to $62.6 million, compared with $58.9 million in 1996. The increase in cost was the result of a more extensive winter maintenance shutdown, higher resource recovery volumes, and higher costs incurred to import clinker to meet customer demand in the Company's South-Atlantic markets. Cost of sales per ton of cement increased 1.1% in 1997, compared with 1996.

Selling, general and administrative expenses decreased $273,000 to $5.8 million in 1997, compared with $6.0 million in 1996. The expense decrease primarily related to lower administrative costs.

Interest costs decreased $94,000 for the nine month period to $726,000 as a result of lower average borrowings outstanding.

The income tax provisions recorded for the nine month periods ended September 30, 1997 and 1996, relate to federal and state income taxes and were recorded at estimated annual effective rates of 34.0% and 35.0%, respectively.

Net income increased $1.8 million or 16.6% to $12.8 million in 1997, compared with $11.0 million in 1996, primarily as a result of increased operating revenues. Net income as a percentage of net sales increased from 13.3% in 1996 to 14.5% in 1997.

Quarter ended September 30, 1997 versus quarter ended September 30, 1996

Operating revenues increased 8.0% to $31.7 million in 1997, compared with $29.3 million in 1996. Revenues from product sales increased $2.0 million or 7.7% to $27.6 million in 1997, compared with $25.6 million in 1996, as a result of increased shipping volumes in both of the Company's markets and higher average selling prices of cement in the Company's Middle-Atlantic market. Cement shipping volumes increased 3.4% in 1997, compared with the third quarter of 1996.

The Company's average selling price per ton of cement increased 2.8% for the quarter ended September 30, 1997, compared with the third quarter of 1996, primarily as a result of the $4 per ton April 1997 price increase implemented in the Company's Middle-Atlantic market.

Resource recovery services revenues increased $373,000 or 10.0% to $4.1 million in the third quarter of 1997, compared with $3.7 million in the third quarter of 1996. Liquid fuels utilized increased 4.7% while liquid fuels pricing improved 4.0% over a year earlier. The Company's solid fuels volume increased 8.5% to 4,500 tons, while the average price realized improved 4.1% over the third quarter of 1996.

Gross profit increased 13.0% to $11.0 million in the third quarter of 1997, compared with $9.7 million in the 1996 period, as a result of higher average cement selling prices and improved resource recovery revenues. The Company's gross margins increased to 34.6% in 1997 from 33.1% in 1996. In 1997, cost of sales and services increased $1.1 million, or 5.5% for the quarter, primarily as a result of higher shipping volumes.

Cement manufacturing costs per ton increased 2% in 1997, compared with the third quarter of 1996. Selling, general and administrative expenses were level at $1.8 million in 1997 and 1996. Selling, general and administrative expenses as a percentage of sales decreased from 6.2% in 1996 to 5.8% in 1997 as a result of increased sales. Interest cost increased $11,000 for the 1997 quarter to $253,000, as compared with $242,000 in 1996.

The income tax provisions recorded for the three months ended September 30, 1997 and 1996, related to federal and state income taxes and were recorded at estimated annual effective rates of 34.0% and 35.0%, respectively.

Net income increased 15.5% to $5.9 million in 1997 compared with $5.1 million in 1996, primarily as a result of increased cement shipping volumes and pricing. Net income as a percentage of net sales increased from 17.4% in 1996 to 18.6% in 1997.

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

Cash and cash equivalents totalled $5.7 million at September 30, 1997, compared with $10.4 million at December 31, 1996. At September 30, 1997 and December 31, 1996, the Company had net working capital of $28.2 million and $26.7 million, respectively, with current ratios of 3.1 and 2.5, respectively. Accounts receivable increased $3.4 million or 22.9% to $18.3 million at September 30, 1997, compared with $14.9 million at December 31, 1996, as a result of higher cement and resource recovery revenues in September 1997, compared with December 1996. Inventories decreased $2.3 million, or 12.9%, to $15.4 million at September 30, 1997. Total current liabilities decreased $5.0 million, or 27.2%, to $13.4 million at September 30, 1997, primarily as a result of decreased amounts payable to vendors for capital projects compared with December 31, 1996.

Cash provided by operations for the nine-month period ended September 30, 1997 increased $3.0 million to $15.5 million, compared with $12.5 million for the comparable 1996 period. The increase of $3.0 million was primarily the result of increased net income and depreciation, a smaller increase in receivables and a decrease in inventories. Net cash used by investing activities increased from $6.3 million in 1996 to $14.5 million in 1997 as a result of increased capital expenditures. The Company anticipates that its capital expenditures will be in the $12.0 million to $13.0 million range for 1998, excluding the Solite acquisition described below and related capital expenditures. Net cash used by financing activities decreased by $2.0 million in 1997 to $5.7 million as a result of decreased net repayment of debt, partially offset by higher repurchases of the Company's common stock which increased by $2.5 million to $4.8 million in the 1997 period. Through September 30, 1997, the Company has expended $9.2 million of the $10.0 million previously approved by the Board of Directors for stock repurchases. In October 1997, the Company's Board of Directors authorized an additional $5.0 million for repurchases of the Company's common stock. The Company has utilized a total of $4.7 million in cash in 1997 versus $1.5 million in the comparable 1996 period, primarily as a result of the increased capital spending and common stock repurchases.

In September 1997, the Company entered into a definitive agreement to merge Solite Corporation (Solite) and certain of its subsidiaries into Giant Cement Holding, Inc. The Solite transaction will include three lightweight aggregate manufacturing facilities with their associated resource recovery operations, five concrete block plants, and a waste treatment and blending facility. The Solite operations expected to be acquired had revenues of approximately $51.0 million in the fiscal year ended March 31, 1997.

Solite's lightweight aggregate manufacturing facilities are located in Virginia and North Carolina and have a combined rated production capacity of approximately 600,000 tons. Their product is marketed throughout the eastern region of the United States to block producers, construction contractors and road builders. Solite's concrete block facilities are located in Virginia and North Carolina and have a combined rated production capacity of approximately
18.0 million blocks. Solite's resource recovery operations include permits to utilize hazardous waste as a fuel substitute at each of the lightweight aggregate facilities as well as a hazardous waste drum processing and fuel blending facility in Alabama. The blending facility serves generators of hazardous waste from the Midwest to the Southeast and Mid-Atlantic regions of the United States.

Giant will exchange 650,000 shares of its common stock for all of the outstanding stock of Solite. The terms of the transaction additionally include the assumption of up to $20.0 million of Solite's long-term debt. The Company and Solite have received second requests for information from the United States Department of Justice, Antitrust Division, relating to their Premerger Notification filings under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction is currently expected to close in the fourth quarter of 1997 or early in 1998.

The Company has executed a commitment letter increasing the limit on its $32.0 million Credit Facility to $44.0 million and intends to refinance approximately $20.0 million of Solite's existing indebtedness with proceeds from this facility. The Company believes that its term loan and credit facility, together with internally generated funds, will be sufficient to meet its needs for the foreseeable future.

Disclosure Regarding Forward Looking Statements

This document contains certain forward-looking statements containing the words "believes," "anticipates," "expects," and words of similar import, based upon current expectations that involve a number of known and unknown business risks and uncertainties. The factors that could cause results to differ materially include the following: national and regional economic conditions, changes in the levels of construction spending, changes in supply or pricing of waste fuels and other risks as further described in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1996.

                           GIANT CEMENT HOLDING, INC.
                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

For information regarding environmental proceedings and legal matters, see "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

       (2) Form of Agreement and Plan of Merger between Giant and Solite Corporation (Filed as Exhibit 6(a)(2) to the Company's Registration Statement on Form S-4 dated September 30, 1997 and incorporated herein by reference).

     * (10.1) Form of Employment Agreement between the Company and Gary Pechota.

     * (10.2) Form of Employment Agreement between the Company and Terry Kinder.

     * (27)   Financial Data Schedule.

     (b)  Reports on Form 8-K

     During the quarter ended September 30, 1997, the Company did not file any reports on Form 8-K.

Items 2, 3, 4 and 5 are not applicable.

* Filed herewith
                                       13

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





     Dated:  November 1, 1997