Form 10-K
period 1997-12-31
GIANT CEMENT HOLDING INC
filed 1998-03-31
CIK 922405

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

              For the transition period from _______ to ___________

                         Commission File Number 0-24850

                           GIANT CEMENT HOLDING, INC.

             (Exact name of registrant as specified in its charter)

             Delaware                              57-0997411
      (State or other jurisdiction        (I.R.S. Employer  Identification No.)
       of  incorporation)

            320-D Midland Parkway, Summerville, South Carolina 29485
           (Address of principal executive offices          Zip Code)

       Registrant's telephone number, including area code: (843) 851-9898

                                                          Name of Each Exchange
Securities registered pursuant to   Title of Each Class    on Which Registered
   Section 12(b) of the Act:        Common Stock, $.01        Nasdaq -- NMS
                                    Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [X] No [ }

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of March 18, 1998, 9,255,522 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates (based on the closing price on the Nasdaq Stock Market on March 16, 1998) was approximately $273.0 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
           Specified portions of the Company's 1997 Annual Report to Stockholders are incorporated by reference into Part II hereof.
           Specified portions of the Company's definitive Proxy Statement for the May 12, 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
           Exhibit Index located at Page 13 herein.

                                TABLE OF CONTENTS




PART I

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

Item 10.   Directors and Executive Officers of the Registrant

Item 11.   Executive Compensation

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Item 13.   Certain Relationships and Related Transactions


PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on 8-K

                                     PART I


ITEM 1.  BUSINESS

General Development of Business

         Giant Cement Holding, Inc. (herein referred to as "the Company" on a consolidated basis or "GCHI" on a separate company basis) was incorporated under the laws of the state of Delaware in April 1994. The Company manufactures a complete line of portland and masonry cements used in residential, commercial, and infrastructure construction applications. The Company's manufacturing facilities have an aggregate rated annual clinker capacity of approximately 1.4 million tons, ranking it as the 17th largest producer of cement in the United States.

         In September 1994, 10,000,000 shares of common stock of GCHI were sold to the public in an initial public offering. The offering resulted in GCHI and its subsidiaries being spun-off from its predecessor parent. GCHI's primary subsidiaries have been in operation since 1883 and 1928.

          In September 1997, the Company entered into a Definitive Merger Agreement to acquire three lightweight aggregate manufacturing plants, five concrete block plants and a waste treatment and blending facility from Solite Corporation, a privately-held manufacturer. On March 2, 1998 the definitive agreement was amended to reduce the consideration to be received by Solite stockholders due to the increased value of the Company's common stock and the increased transaction costs associated with the Department of Justice review. The acquisition is subject to, among other matters, approvals by various regulatory authorities. If completed, the acquisition (which would be accounted for as a purchase) will require approximately $28 million to be financed through the issuance of approximately 325,000 shares of the Company's common stock to the stockholders of Solite Corporation and bank borrowings of approximately $20 million.

          The Solite operations the Company intends to acquire are located in Virginia, North Carolina and Alabama. The acquisition could expand the Company's existing construction material product lines as well as expand the Company's resource recovery service capabilities.

          The Company and Solite have received second requests for information from the United States Department of Justice, Antitrust Division (USDOJ), relating to their Premerger Notification filings under the Hart-Scott-Rodino Antitrust Improvements Act. On March 23, 1998 the USDOJ indicated that it will allow the Company and Solite to complete the merger if Solite retains an independent investment banking firm and attempts to market Solite's core assets to other potential purchasers. As a result of the uncertainty of the Company's ability to obtain clearance from the USDOJ to consummate the merger, the Company has elected to expense the costs incurred in connection wit the acquisition, which would normally be capitalized and accounted for as a portion of the acquisition. Acquisition related expenses totaling $1.2 million or $.08 per share after tax, were charged to expense in the fourth quarter.


Financial  Information About Industry Segments

         GCHI and its subsidiaries are involved in a single business segment which includes the domestic manufacture and sale of portland and masonry cements and related aggregates. The Company derives revenues from the sales of products, primarily cement and to a much lesser extent construction aggregates, as well as from the provision of resource recovery services. Resource recovery services revenue is primarily derived from third parties that pay the Company to utilize their waste as fuel, which additionally reduces the cost of traditional fossil fuels used in the manufacture of cement. Due to the nature of the Company's operations and the fact that the burning of waste-derived fuels is inseparable from the manufacture of cement, it is impractical to disaggregate the costs of sales and services by revenue classification.

         Information concerning the Company's net sales, operating income and assets for each of the years in the three-year period ended December 31, 1997 is included under "Five-Year Summary of Consolidated Financial Data" in the 1997 Annual Report.

Narrative Description of Business

         The Company owns and operates two limestone quarries and cement manufacturing facilities through its wholly-owned subsidiaries Giant Cement Company ("Giant") and Keystone Cement Company ("Keystone"). Giant, located in Harleyville, South Carolina, serves the South-Atlantic region of the United

States; and Keystone, located in Bath, Pennsylvania, serves the Middle-Atlantic region. The Company pioneered resource recovery techniques for use in the manufacturing of cement in the late 1970's and is one of the largest users of waste-derived fuels in the cement industry.

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

         Products. The Company principally manufactures a full line of portland cement, which is the fundamental binding agent in concrete. Giant's cement has a low-alkali content, a characteristic favored for use by federal and state governments on certain projects due to its minimal reaction with soil and other aggregates. Keystone also produces limited quantities of low-alkali cement. The Company believes that Keystone is the only cement manufacturer currently producing a low-alkali cement within a 100 mile radius of the Keystone plant. In addition to portland cement, the Company manufactures masonry cement, which is used in the preparation of mortar used in block and brick masonry. The Company also mines, crushes, screens, and sells various sizes of stone and gravel, known as aggregates, to the construction industry for use in paving, road base material,  and assorted  small volume  applications.  Additionally,  the Company markets cement kiln dust ("CKD") and, occasionally, a customized blend of CKD and cement under the registered trade name "StableSorb." StableSorb is utilized by construction, remediation, and other contractors for the purpose of solidifying soil, wastes, and other materials.

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

         Sales Practices and Distribution. The Company has more than 500 customers, the majority of which have been doing business with the Company for more than five years. No single customer accounted for 10% or more of the Company's cement sales during 1997, and the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition or results of operations.

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

         The production facilities of both Keystone and Giant are located near, and served by, major rail transportation lines, which provide ready access for transporting cement to the Company's customers or terminals. Giant delivers a substantial portion of its product by rail either directly to its customers or to its terminals where the product is picked up by customers. At Keystone, almost all product is shipped via truck, with a substantial amount being picked up by customer-owned trucks. Both Giant and Keystone have good relations with contract carriers which operate fleets of trucks to provide quick delivery, on demand, to the Company's customers requesting truck deliveries.

         To meet the needs of its customers in the South-Atlantic market area, Giant and its wholly-owned subsidiary, Giant Cement NC, operate one terminal and three distribution warehouses, with annual throughput capacity of approximately 165,000 finished tons, and 25,000 square feet of storage capacity for bagged product. Giant Cement NC began upgrading its Durham, N.C. terminal facilities during 1997 to improve efficiency and distribution capabilities, and expects to complete the upgrade in 1998.

         General and Regional Economic Conditions. Demand for the Company's products is directly related to activity in the construction industry and general economic conditions. Various economic factors beyond the Company's control affect cement consumption, including the level of new residential, commercial and infrastructure construction activity, which are in turn affected by movement in interest rates, the availability of short and long-term financing and the availability of public funds for infrastructure projects. Accordingly, adverse economic conditions in the Company's markets or a worsening of general or local economic conditions could adversely affect the Company's operating results. Cement demand reached a cyclical low in 1991, and, as a consequence, the Company experienced a decline in sales in 1991. Demand was flat to slightly higher in most regions of the country during 1992 and increased in 1993 through 1996 to record levels for U.S. cement consumption. While U.S. cement consumption was at or near record levels again in 1997 and exceeded U.S. supply, there can be no assurance that increased cement demand will continue or that demand will remain at current levels.

         Competition.  Due  to the  lack  of  product  differentiation  and  the
commodity  nature  of  cement,  the  cement  industry  is  highly   competitive.
Competition is based largely on price and, to a lesser extent, quality and service. The Company competes with national and regional cement producers in its markets. Many of the Company's competitors are larger and have significantly greater resources than the Company. The prices that the Company charges its customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, profitability in the cement industry is generally dependent on the level of cement demand and on a cement producer's ability to contain operating costs. Prices are subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company's control. Prior to 1993, cement prices in the United States, including the Company's markets, had fallen and remained depressed for several years, primarily due to the economic recession and competition from lower priced foreign imports. Although the Company has been able to increase its cement prices in recent years, there can be no assurance that prices will not decline in the future.

         There are 11 companies in the South-Atlantic region which compete with Giant in some portion of its market, including three direct competitors, two of which compete throughout its market area. There are 15 companies in the Middle-Atlantic region which compete with Keystone in some portion of its market, including five direct primary competitors. The Company believes that Keystone is the only cement plant currently producing low-alkali cement in its immediate market area. Additionally, none of Keystone's direct competitors are currently permitted to utilize waste-derived fuel as an alternative source of fuel.

         During the latter part of the 1980's, an influx of low-price cement imports caused prices to deteriorate in many domestic markets. A portion of the market served by Keystone may be directly subject to imports of foreign cement which can affect pricing in all of its market areas. The market areas served by Giant are also impacted indirectly by imports of foreign cement. Imports declined significantly from 1987 to 1992. The Company believes the decline was the result of increased foreign consumption, increased ocean transportation costs and the imposition of anti-dumping duties, among other things. From 1993 to 1997, imports into the United States increased significantly as a result of the US demand and consumption exceeding the domestic supply. Through 1997, the increase in the cement imports has had little effect on current prices. While the Company does not believe imports had a significant impact on its market areas in 1997, nationally, imports increased significantly and there can be no assurance that importation of lower-priced cement in the future will not increase.

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

         In the late 1970's, Keystone pioneered resource recovery techniques in the U. S. cement industry. Giant also began the limited use of waste as a fuel substitute in 1987 and has since expanded its use of industrial solvents and other hazardous waste-derived fuels, including waste solids. These resource recovery efforts have significantly reduced the Company's traditional fossil fuel consumption and production costs, while providing it with an additional source of revenue as industrial companies pay the Company to utilize these waste-derived fuels. In 1997, waste-derived fuels comprised approximately 45% of Keystone's total fuel usage and 55% of Giant's. These percentages have grown significantly since such programs were initiated, allowing fuel costs to be substantially reduced.

         Although the Company was among the first in the cement industry to utilize resource recovery as a substitute for fossil fuels, this technique has since been adopted by a number of other U. S. cement producers and is utilized at 18 cement plants. Six of the ten largest cement companies in the United States utilize resource recovery at one or more of their production facilities. Keystone is, however, one of only two Pennsylvania plants which are presently permitted to commercially burn hazardous waste, and the only facility in the Lehigh Valley area which is permitted to utilize this economically beneficial process. Keystone is currently permitted to burn such waste at rates of up to approximately 50% of its fuel requirements. While Giant is one of two plants in its immediate market area that is presently permitted to burn numerous categories of hazardous and non-hazardous liquids and solids, it is the only one in such area that is presently permitted to burn such wastes at rates of up to approximately 100% of its fuel requirements. Additionally, Giant has developed techniques to increase the proportion of higher revenue waste solids used in its resource recovery activities.

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

         The Company has been performing industrial operations at its properties for many years. Various materials from these operations have been disposed of in on-site landfills and may have been disposed of in off-site landfills and other facilities. As a result, the Company from time to time may be involved in administrative and other proceedings involving compliance matters and alleged violations of environmental laws at its operations and facilities.

         The Company estimates that annual expenditures for environmental compliance exceed $3.5 million per year, which includes dust collection and control systems and compliance expenditures related to the Company's resource recovery operations. Capital expenditures relative to environmental compliance totaled $1.6 million in 1995, $2.8 million in 1996 and $3.2 million in 1997. In 1997, the Company committed to construct a residual waste landfill at its Pennsylvania plant for the future management of cement kiln dust ("CKD"), the total capital cost of which is expected to be $2.5 million over the landfill's estimated 15 year life. The Company does not believe compliance expenditures impair its competitive position because its competitors are subject to the same laws and regulations, with the exception of those regulations specifically relating to resource recovery operations for which the Company currently receives revenues that more than offset the related compliance costs. However, the Company has no knowledge of its competitors' environmental compliance costs and such costs could vary depending upon the characteristics of a competitor's facilities.

         The Company's operations are subject to the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and two delegated state programs, which together provide a comprehensive regulatory framework for the management of hazardous wastes at active facilities. RCRA sets up a "cradle to grave" system for the management of hazardous wastes, imposing upon all parties who generate, transport, treat, store, or dispose of waste above certain minimum quantities, requirements, including permitting requirements, for performance, testing, and record keeping. The boiler and industrial furnaces ("BIF") regulations, promulgated in 1991 under RCRA, also require, among other things, that cement kilns utilizing waste-derived fuels obtain operating permits. The BIF regulations are extremely complex and certain provisions are subject to different interpretations.

         In October 1991, the South Carolina Department of Health and Environmental Control issued to Giant a RCRA Part B Permit for the storage and management of hazardous waste. Keystone was issued a similar RCRA Part B Permit by the Commonwealth of Pennsylvania in December 1991. In addition, Giant and Keystone operate under BIF "interim status" permits, which allow them to substitute approximately 100% and 75% of their respective fuel requirements with hazardous waste-derived fuels. However, Keystone is currently limited to approximately 50% waste fuel substitution by its Pennsylvania Department of Environmental Protection ("PADEP") air quality plan approval at its Pennsylvania plant. During this interim status period, the Company's plants must comply with BIF standards regarding emissions of particulate matter and other parameters. Giant and Keystone are currently pursuing RCRA Part B permits for the burning of such fuels pursuant to the BIF regulations; which the Company believes may take one or more years to obtain.

         Pursuant to the BIF regulations, in order to maintain interim status permits for the burning of waste-derived fuels, the Company was required to perform BIF Compliance Tests ("BIF Tests") and submit Certificates of Compliance ("COC's") in 1995 and is required to perform BIF Tests and submit COC's every three years thereafter. The Company will be required to perform BIF tests in 1998. The BIF Tests results and COC's set various operating parameters within which the Company must operate, including volumes of waste-derived fuel, qualitative aspects of waste-derived fuel and various other parameters. The BIF Tests are monitored by the EPA or its representative, and the BIF Tests results and COC's are subsequently reviewed by the EPA for compliance with the BIF regulations. The Company believes its COC's are substantially in compliance with the BIF regulations. However, there can be no assurance that upon EPA's review of the submissions, the EPA will concur with the Company and not require a new BIF Test or levy fines for non-compliance. There can be no assurance that the results of future BIF Tests will be successful or that future COC's will provide favorable operating parameters for burning waste-derived fuels. The two BIF Tests conducted in 1995 cost the Company approximately $800,000. Should the Company fail a BIF Test, it can continue to utilize waste-derived fuels for a total of 720 hours including hours spent conducting a new BIF Test.

         Various aspects of the Company's operations are also subject to regulation under the federal Clean Air Act, as amended (the "CAA"). The CAA amendments of 1990 (the "Amendments") resulted in numerous changes to the CAA, including a new federal operating permit (Title V permit) and fee program for virtually all manufacturing operations. The Amendments will likely result in significantly increased capital and operational expenses for all manufacturers in the Company's industry in the future, the amounts of which are not presently determinable. In 1996, the Company's plants submitted detailed Title V permit applications for air emissions. In addition, the EPA is developing regulations for certain air pollutants under the Amendments for a broad spectrum of industrial sectors, including portland cement manufacturing and commercial waste combustion facilities. The EPA has indicated that the new maximum available control technology standard ("MACT") for these pollutants under these Amendments could require significant reduction of air pollutants below existing levels prevalent in the industry, which could have a material adverse effect on the Company's financial condition or results of operations. The EPA issued draft regulations for MACT in 1996 for public comment and requested additional public comment on alternative approaches in April 1997, with final promulgation expected in late 1998.

         Many of the raw materials, products, by-products, and wastes associated with the Company's facilities and operations contain chemical elements or compounds that are regulated under the environmental laws. Some examples of such materials are CKD and general purpose solvents, which in some instances may contain hazardous constituents including trace metals, organics or exhibit other hazardous waste characteristics. The Company has from time to time transported or delivered certain of these materials to various on-site and off-site disposal sites. Treatment and disposal of hazardous wastes generated from operations at on-site and off-site locations is additionally subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA" ). CERCLA imposes joint and several liability (without regard to fault) on certain categories of persons for clean-up costs related to releases of certain materials at facility sites, and for damage to natural resources. The Company has been identified as a potentially responsible party at a site in Southington, Connecticut under CERCLA. According to the EPA, it initially notified over 1,000 parties and subsequently notified hundreds of additional parties including the Company, of their potential liabilities. The final volumetric ranking for the site, dated July 1993, indicates the Company contributed only .03206 percent (3.2 one hundredths of a percent). The agent for the PRP group has estimated the cleanup cost could range from $30 million to $100 million over the course of ten to twelve years. Unless a substantial number of larger PRP's are released from liability, the Company's liability at .03206 percent is not expected to be material. In addition to CERCLA, similar state or other environmental laws may impose the same or even broader liability for the discharge, release, or the mere presence of certain substances into and in the environment.

         CKD, a by-product of cement manufacturing, is currently excluded from regulation as a hazardous waste under the "Bevill Amendment" to RCRA. However, CKD that comes in contact with water might produce a leachate with an elevated pH. In December 1993, the EPA issued a Report to Congress on CKD in which the EPA concluded that risks associated with CKD management are generally low, but that there is potential under certain circumstances for CKD to pose a danger to human health and the environment, or that it may do so in the future. On January 31, 1995 the EPA issued a Regulatory Determination on CKD. The EPA reported that CKD would retain its status as a "Bevill Waste" and remain exempt from regulation as a hazardous waste until such time as the EPA promulgates new regulatory controls. The EPA intends to take a "common sense" approach in developing a highly tailored set of standards that will "prevent damage to ground and potable water and reduce health risks associated with breathing and ingesting dust from cement kilns." The EPA further made it clear that it has no problems with recycling or reuse of CKD, and that it has not limited beneficial uses of CKD; however, the EPA does not encourage the use of CKD as an agricultural lime additive. Though the EPA originally intended to conduct a typical rule-making process which would involve information gathering, eventually followed by the development of a proposed rule and the promulgation of a final rule, the EPA is now considering two alternatives to the full rule-making process. Under the first alternative, a state with a federally approved hazardous waste program would be able to oversee the management of CKD on a site-by-site basis, either through regulation, permit, or enforceable agreement. The second alternative would be to create federal rules that would set contingent management standards for cement kiln dust to meet before being exempt from Subtitle C of the Resource Conservation and Recovery Act. Key components of management conditions would be based on the design of the waste management unit, dust control practices, and other factors. The EPA is expected to issue a proposed rule in late 1998, with a final rule anticipated in late 1999.

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

         On December 8, 1997, the Company experienced a fire at its hazardous waste storage tank farm in Bath, Pennsylvania. There were no injuries and no known environmental releases. As a result of the fire, the Company suspended its utilization of hazardous wastes as fuel and burned 100% coal in its kilns for the last three weeks of December and is continuing to do so while system repairs and engineering certification work is ongoing. The Company and the PADEP have entered a consent agreement which requires the Company to submit certain information and certificates before commencing waste fuel operations. Counsel has informed the Company that Keystone has complied fully with the consent agreement. The Company believes that the interruption of its hazardous waste fuels business as a result of the fire is covered by insurance; however, there can be no assurance the Company will recover its losses. The Company expects to incur a fine in addition to legal, consulting and other costs associated with this incident. See "Legal Proceedings."

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

         Employees. As of December 31, 1997, the Company employed approximately 435 people. Approximately 255 of the Company's employees are covered by contracts with labor unions which expire on April 30, 1998 and April 30, 2000. The Company considers relations with employees to be satisfactory. The Company has substantially reduced its work force from approximately 550 persons at December 31, 1991, to approximately 435 persons at December 31, 1997, through voluntary early retirement programs offered to certain groups of employees and other measures.

The Company's cement manufacturing, hourly employees are represented by the United Paperworkers International Union ("UPIU"). During 1997, the Company reached a new three-year labor agreement with the hourly employees at Giant, granting annual wage increases averaging 3.2% over the ensuing three year period. The agreement between Keystone Cement Company and UPIU Local 10547 expires April 30, 1198. While the Company will endeavor to negotiate a new agreement between Keystone Cement and the union effective May 1, 1998, there can be no assurance that an agreement will be reached on terms favorable to the Company, nor can there be assurance that the Company will not incur work stoppages, slowdowns or a strike which could have a material adverse effect on the Company's results of operations.


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

Disclosure Regarding Forward Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 3 and 7 of this Form 10-K include information that is or could be considered to be forward looking, such as the Company's development of techniques to increase the proportion of higher revenue waste solids used in its resource recovery activities, its exposure to foreign imports, its anticipated liquidity and capital requirements, and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to: the effect of national, regional and local economic conditions, changes in the level of housing starts or commercial, industrial and infrastructure construction spending, increases in cement supplies in relation to demand, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates, the impact of current, pending, or future federal, state and local legislation, policies and regulations, interruptions in waste fuel supplies, the loss of any operating permits or other disruptions of the Company's ability to utilize waste fuels, as well as certain other risks described above in this Item under "Competition", "Environmental Matters" and "Seasonal and Cyclical Business", and below in Item 3 in "Legal Proceedings" and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations ." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

Executive Officers of the Registrant

         Set forth below are the executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an officer of the Company or its subsidiaries.

         Gary L. Pechota, 48, has served as Chairman, President, Chief Executive Officer and a director of the Company since its inception in April 1994. Mr. Pechota also has served as President of Giant since January 1993 and as President of Keystone since May 1992. Prior to joining Keystone, Mr. Pechota served as President and Chief Executive Officer of Dacotah Cement Company, a state-owned cement company, from January 1982 to May 1992. Mr. Pechota has been employed in the cement industry for over 16 years.

         Terry L. Kinder, 39, has served as Vice President, Chief Financial Officer, Secretary, Treasurer and a director of the Company since April 1994. Mr. Kinder has served as Vice President, Secretary and Treasurer of Giant Group, Ltd. ("GROUP"), the Company's former parent, from June 1986 to September 29, 1994. From June 1989 to December 1992, Mr. Kinder also served as President of
Giant and from June 1989 to April 1992, he served as President of Keystone. Prior to joining GROUP, Mr. Kinder was a Certified Public Accountant with Coopers & Lybrand L.L.P. from January 1980 to June 1986.

         Richard A. Familia, 45, has served as Vice President, Environmental Affairs of the Company since April 1994. Mr. Familia has also served as President and Chief Operating Officer of GRR since February 1992. From 1987 to February 1992, he served as Director of Operations for various operating facilities of Laidlaw Environmental Services, Inc., a publicly-held company engaged in various environmental and other businesses. Mr. Familia has been employed in the environmental industry for over 20 years.


         ITEM 2.  PROPERTIES

         Harleyville, South Carolina Cement Plant. The Company owns approximately 2,100 acres of land near Harleyville, South Carolina, where Giant's plant and the quarry for its primary raw material are located. Giant's manufacturing plant includes crushing, raw grinding, finished cement grinding and other cement processing facilities. The ages of the plant kilns range from 22 to 45 years.

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

         On December 8, 1997, the resource recovery operation at Keystone Cement Company, a wholly-owned subsidiary of Giant Cement Holding, Inc., experienced a fire at its waste fuel storage tank farm. There were no injuries and no known environmental damage.

         Immediately after the incident, Keystone ceased utilization of waste fuels and later entered into a negotiated consent agreement with the PADEP to halt the use of waste fuels at its plant pending an investigation of the cause and determination of the appropriate corrective actions to ensure that a similar incident does not occur in the future. A report on the findings and recommended corrective actions was submitted to the PADEP on December 31, 1997. Management has estimated that costs relating to this matter total $1.4 million. These charges were fully accrued at December 31, 1997.

         In general, violations of the permit conditions or of the environmental regulations, even if immaterial or unintentional, may result in fines, shutdowns, remedial actions or revocation of the permits, the loss of any one of which could have a material adverse effect on the Company's results of operations. Keystone and the PADEP are negotiating to resolve all outstanding alleged violations of environmental statutes. In view of the early stage of negotiations and the inherent difficulty in predicting the outcome of these matters, management cannot estimate what the eventual outcome will be.

         In April 1995, the PADEP issued Keystone an air quality plan approval with new requirements for emission rates, operating conditions, and a risk assessment. While the new air quality plan approval left Keystone's waste fuel substitution rates intact, Keystone subsequently filed an appeal with the Pennsylvania Environmental Hearing Board (EHB) challenging certain permit conditions as outside the PADEP's authority, among other things. On March 11, 1997 the EHB entered a Partial Consent Adjudication in which Keystone and the PADEP agreed to a process to resolve all outstanding issues. Under the Consent Adjudication, Keystone agreed to perform a multipath risk assessment in accordance with a negotiated protocol and the PADEP agreed to process and publish a permit modification allowing Keystone to increase its hazardous waste fuel usage to 75% of its fuel needs if the risk assessment meets certain risk thresholds. Keystone completed the risk assessment and filed it and the permit modification with the PADEP. The PADEP has indicated its approval of the risk assessment. However, due to the December 8, 1997 incident, further action by the PADEP has been postponed to May 1, 1998.

         Keystone has been identified as a PRP under CERCLA at a site in Southington, Connecticut. According to the U. S. EPA Volumetric Ranking List, dated July 22, 1993, Keystone's percentage of waste disposed of at the site is
 .0302 percent (3.2 one-hundredths of a percent) of the total attributable to identifiable parties. Because liability under CERCLA is joint and several, the insolvency or discharge from liability of any other PRP could increase the Company's potential liability. Although no assurances can be given that this percentage represents a limitation on Keystone's liability, the Company believes that the final outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

         The basis for the Company's estimate as to the probable effect of these proceedings is its current analysis of such proceedings. Should the determination of these proceedings be adverse to the Company, such result could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The information included in the section entitled "Market and Dividend Information" in the 1997 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED  FINANCIAL  DATA

         The information included in the section entitled "Five-Year Summary of Consolidated Financial Data" in the 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The  information   included  in  the  section  entitled   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, quarterly results of operations, and the Report of Independent Accountants, appearing in the 1997 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON  FORM  8-K

(a)      Documents Filed as Part of this Report:

  (1)    The following  financial  statements  of  Giant  Cement  Holding,  Inc.
         required  to  be  filed   as  part of  this  Report on  Form  10-K are
         incorporated herein by reference to the 1997 Annual Report, attached hereto as Exhibit 13:

         Report of Independent Accountants

         Consolidated Balance Sheets, December 31, 1997 and 1996

         Consolidated Statements of Income,  for the  years 1997, 1996 and 1995

         Consolidated Statements of Cash Flows,  for the years 1997, 1996 and
         1995

         Consolidated Statements of Shareholders' Equity, for the years 1997, 1996, and 1995

         Notes to Consolidated Financial Statements

         Five-Year Summary of Consolidated Financial Data

         Quarterly Results of Operations

         Management's Discussion and Analysis of Financial Condition and Results of Operations

         Market and Dividend Information

  (2) The following financial statement schedule of GIANT CEMENT HOLDING, INC. is attached:

         Schedule II - Valuation and Qualifying Accounts - Years ended December 31, 1997, 1996 and 1995

         Report of Independent Accountants

(b)      Exhibits


   Exhibit
     No.  Description of Exhibit

    2.1 Form of Agreement and Plan of Merger between the Company and Solite Corporation (Filed as Exhibit 6(a)(2) to the Company's Registration Statement on Form S-4 dated September 30, 1997 and incorporated herein by reference).

   *2.2 Form of Amendment to the Agreement and Plan of Merger between the Company and Solite Corporation.

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

   10.1 Registrant's 1994 Employee Stock Option Plan (Exhibit 10.1 to Registration No. 33-78260 is incorporated herein by reference).

   10.2 Registrant's 1994 Outside Director Stock Option Plan (Exhibit 10.2 to Registration No. 33-78260 is incorporated herein by reference).

   10.3 Form of Employment Agreement between the Company and Gary L. Pechota, as amended (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference).

   10.4 Form of Employment Agreement between the Company and Terry L. Kinder, as amended (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference).

  *10.5   Form of  Employment  Agreement  between  the Company  and  Richard A.
          Familia.


   10.6.1 Loan and Security Agreement, dated November 23, 1993, between Giant and The CIT Group/Equipment Financing, Inc. ("CIT") (Exhibit
          10.5.1 to Registration No. 33-78260 is incorporated herein by reference).

   10.6.2 Secured Promissory Note, date November 23, 1993, from Giant to CIT (Exhibit 10.5.2 to Registration No. 33-78260 is incorporated herein by reference).

   10.6.3 South Carolina Mortgage and Security Agreement, dated November 23, 1993, between Giant and CIT (Exhibit 10.5.3 to Registration No. 33-78260 is incorporated herein by reference).

   10.6.4 Continuing  Guarantee  Agreement,  dated  November  23, 1993,  between
          Giant  and  CIT (Exhibit 10.5.4   to  Registration  No.  33-78260  is
          incorporated herein by reference).

   10.6.5 Collateral Value Maintenance Agreement, dated November 23,1993, between Giant and CIT (Exhibit 10.5.5 to Registration No. 33-78260 is incorporated herein by reference).

   10.6.6 Form of First  Amendment  to  Loan  and  Security   Agreement between
          Giant and CIT (Exhibit 10.5.6 to Amendment 4 to Registration No. 33-78260 is incorporated herein by reference).

   10.6.7 Form of Continuing Guaranty Agreement by the Company in favor of CIT (Exhibit 10.5.7 to Amendment 4 to Registration No. 33-78260 is incorporated herein by reference).

   10.6.8 Form of Second Amendment to Loan and Security Agreement between Giant and CIT.

   10.6.9 Secured Promissory Note, dated August 31, 1995, from Giant to CIT.

   Exhibit
     No.  Description of Exhibit

   10.7   Form of  Release  and  Indemnification  Agreement  between GROUP, KCC
          Delaware Company, and the Company (Exhibit 10.7 to   Amendment   5 to
          Registration No.  33-78260 is incorporated herein by reference).

   10.8.1 Tax Sharing Agreement, dated November 23, 1993, between the Company and GROUP (Exhibit 10.6.4 to Registration No.33-78260 is incorporated herein by reference).

   10.8.2 Form of Tax  Sharing and  Indemnification   Agreement   between   the
          Company and GROUP (Exhibit 10.6.5 to Amendment 3 to Registration No. 33-78260 is incorporated herein by reference).

   10.9 Credit Agreement, dated December 20, 1996, between GCHI, Giant, Keystone, GRR, GCHI Investments and Giant NC and SouthTrust Bank of Alabama (Exhibit 10.8 to the Company's 1996 10-K is incorporated herein by reference).

  *13 Copy of the Company's Annual Report to Shareholders for the Year ended December 31, 1997.

  *21     List of Subsidiaries.

  *23(a)  Consent of Coopers & Lybrand L.L.P.

  *27     Financial Data Schedule

*Filed herewith


(c)      Reports filed on Form 8-K:

         During the quarter ended December 31,1997, the Company filed the following report on Form 8-K: Report filed on January 21, 1998 for an event of December 8, 1997 reporting in Item 5 therein Keystone Cement Company's ceasing utilization of waste fuels due to a fire in a waste fuel storage tank.

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

                                       Giant Cement Holding, Inc.
                                       Registrant



Date:  March 25, 1998            By: /S/ Gary Pechota
                                     -----------------
                                     Gary Pechota
                                     Chairman


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Date:  March 25, 1998            By: /S/Gary Pechota
                                     -------------------
                                     Gary Pechota
                                     Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Director and Principal Executive Officer)


Date:  March 25, 1998            By: /S/Terry L. Kinder
                                     -------------------
                                     Terry L. Kinder
                                     Vice President and Chief Financial Officer
                                     Secretary and Treasurer
                                     (Director and Principal Financial and
                                     Accounting Officer)


Date:  March 25, 1998            By: /S/Dean M. Boylan
                                     -------------------
                                     Dean M. Boylan
                                     Director


Date:  March 25, 1998            By: /S/Edward Brodsky
                                     -------------------
                                     Edward Brodsky
                                     Director


Date:  March 25, 1998            By: /S/Robert L. Jones
                                     -------------------
                                     Robert L. Jones
                                     Director

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1997

                                 ITEM 14(a) (2)

                          FINANCIAL STATEMENT SCHEDULE

                           GIANT CEMENT HOLDING, INC.

                           GIANT CEMENT HOLDING, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS



COL. A                      COL. B       COL. C        COL. D         COL. E
------                      ------       ------        ------         ------
                                        Additions
                          Balance at    Charged to
                          Beginning     Costs and                Balance at End
Description               of Period     Expenses     Deductions(1)   of Period
-----------               ---------     --------     ------------    ---------
Year ended December 31,
1997

Deducted from related
  current asset accounts:

Accounts receivable:
  Allowance for doubtful
  accounts                $  836,000   $   238,000  $   225,000(1) $   849,000
Allowance for cash
  discounts                  287,000     1,820,000    1,631,000(2)     476,000
                          ----------   -----------  -----------    -----------

                          $1,123,000   $ 2,058,000  $ 1,856,000    $ 1,325,000
                          ==========   ===========  ===========    ===========

Year ended December 31,
1996

Deducted from related
  current asset accounts:

Accounts receivable:
  Allowance for doubtful
    accounts              $  750,000   $   344,000  $   258,000(1) $   836,000
  Allowance for cash
    discounts                223,000     2,389,000    2,325,000(2)     287,000
                          ----------   -----------  -----------    -----------

                          $   973,000  $ 2,733,000  $ 2,583,000    $ 1,123,000
                          ===========  ===========  ===========    ===========

Year ended December 31,
1995

Deducted from related
  current asset accounts:

Accounts receivable:
  Allowance for doubtful
    accounts              $   775,000  $   157,000     $182,000(1) $   750,000
  Allowance for cash
    discounts                 219,000    1,942,000    1,938,000(2)     223,000
                          -----------  -----------  -----------    -----------

                          $   994,000  $ 2,099,000  $ 2,120,000    $   973,000
                          ===========  ===========  ===========    ===========

  Notes: (1) Uncollectible accounts written off, net of recoveries.
         (2) The Company's normal payment terms allow a $1 per ton discount for payment by the 10th day of the month following shipment
             (net 30), which the Company believes is a standard industry practice. The deductions above represent cash discounts allowed for prompt payment and other allowances.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Giant Cement Holding, Inc.:

Our report on the consolidated financial statements of Giant Cement Holding, Inc. has been incorporated by reference in this Form 10-K from the 1997 Annual Report to Shareholders of Giant Cement Holding, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Coopers & Lybrand, L.L.P.
March 30, 1998

                           GIANT CEMENT HOLDING, INC.

                                    EXHIBITS

                                       TO

                                    FORM 10-K

                                       FOR

                       FISCAL YEAR ENDED DECEMBER 31, 1997

                                  EXHIBIT INDEX

  Exhibit
    No.         Description of Exhibit

   2.2 Amendment to the Agreement and Plan of Merger between the Company and Solite Corporation

   10.5         Form of Employment Agreement between the Company and Richard
                A. Familia

   13           Copy   of   the   Company's   Annual   Report   to
                Shareholders for the Year ended December 31, 1997

   21           List of Subsidiaries

   23(a)        Consent of Coopers & Lybrand L.L.P.

   27           Financial Data Schedule