Form 10-Q
period 1998-03-31
GIANT CEMENT HOLDING INC
filed 1998-05-15
CIK 922405

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 1998

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For  the  transition   period  from  _____  to _____.

                         Commission File Number: 0-24850


                           GIANT CEMENT HOLDING, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                     57-0997411
 (State or other jurisdiction of incorporation)        (I.R.S. Employer ID No.)

                  320-D Midland Parkway, Summerville, SC 29485

       Registrant's telephone number, including area code: (843) 851-9898

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes X No __


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

            Common Stock, $.01 Par Value 9,560,522 Shares Outstanding

                           GIANT CEMENT HOLDING, INC.

                                      INDEX





PART I FINANCIAL INFORMATION                                          Page No.

Item 1.   Financial Statements
          Condensed Consolidated Statements of Income -
          Three-Month Periods Ended March 31, 1998 and 1997                3

          Condensed Consolidated Balance Sheets - March 31, 1998 and
          1997 and December 31, 1997                                       4

          Condensed Consolidated Statements of Cash Flows -
          Three-Month Periods Ended March 31, 1998 and 1997                5

          Notes to Condensed Consolidated Financial Statements            6-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       9-12

PART II OTHER INFORMATION

Item 1.   Legal Proceedings                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 13

          (a) Exhibits                                                     13

          (b) Reports on Form 8-K                                          13

                           GIANT CEMENT HOLDING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            for the three-month periods ended March 31, 1998 and 1997
                (Unaudited, in thousands, except per share data)

                                                        Three Months Ended
                                                       1998           1997

Operating revenues                                 $  23,475       $  24,358

Operating costs and expenses:
     Cost of sales and services                       19,862          20,295
     Selling, general and administrative               2,124           2,023
                                                   ---------       ---------
         Operating income                              1,489           2,040
Other income (expense):
     Interest expense                                   (221)           (228)
     Other, net                                          140
                                                   ---------       ---------
                                                                          91
         Income before taxes                           1,408           1,903
     Provision for income taxes                          472             665
                                                   ---------       ---------
         Net income                                $     936       $   1,238
                                                   =========       =========

Earnings per common share:
     Basic                                         $     .10       $     .13
                                                   ---------       ---------
     Diluted                                       $     .10       $     .13
                                                   ---------       ---------

Weighted average common shares:
     Basic                                             9,263           9,618
     Diluted                                           9,393           9,654






     See accompanying notes to unaudited consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     March 31,      December 31,
                                                1998         1997       1997
                                                   (Unaudited)        (Audited)
ASSETS
Current assets:
Cash and cash equivalents ............       $  3,353       $  2,973    $ 12,674
  Accounts receivable, less allowances of
    $1,461, $1,186 and $1,325, respectively    14,986         15,034      14,927
  Inventories                                  20,303         18,972      19,238
  Other current assets                          3,299          1,889       3,652
                                             --------       --------    --------
      Total current assets                     41,941         38,868      50,491
                                             --------       --------    --------

Property, plant and equipment, at cost        175,064        160,185     168,077
  Less accumulated depreciation                94,655         87,024      92,446
                                             --------       --------    --------
                                               80,409         73,161      75,631
                                             --------       --------    --------
Deferred charges and other assets               2,401          3,166       2,478
                                             --------       --------    --------

      Total assets                           $124,751       $115,195    $128,600
                                             ========       ========    ========

LIABILITIES
Current liabilities:
  Accounts payable                           $  9,754       $  8,635    $ 11,567
  Accrued expenses                              7,066          6,419       8,258
  Current maturities of long-term debt            863            938         888
                                             --------       --------    --------
      Total current liabilities                17,683         15,992      20,713

Long-term debt, net of current maturities       9,457         10,329       9,661
Accrued pension and postretirement benefits     2,878          6,411       2,907
Deferred income taxes                           7,674          6,125       7,674
                                             --------       --------    --------
      Total liabilities                        37,692         38,857      40,955
                                             --------       --------    --------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 20,000 shares
  authorized, 10,000 shares issued                100            100         100
Capital in excess of par value                 41,317         41,103      41,317
Retained earnings                              59,056         43,273      58,120
                                             --------       --------    --------
                                              100,473         84,476      99,537
Less: Treasury stock, at cost; 744, 458
       and 675 shares, respectively            12,769          6,600      11,247
      Accumulated other comprehensive income,
       minimum pension liability adjustments      645          1,538         645
                                             --------       --------    --------
                                               87,059         76,338      87,645
                                             --------       --------    --------
      Total liabilities and shareholders'
        and shareholders' equity             $124,751       $115,195    $128,600
                                             ========       ========    ========

      See accompanying notes to unaudited consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three-month periods ended March 31, 1998 and 1997
                            (Unaudited, in thousands)

                                                            1998          1997
                                                            ----          ----

Net cash flows from operating activities:
     Net income..........................................  $   936     $ 1,238
     Depreciation and depletion..........................    2,731       2,397
     Amortization of deferred charges and other..........      131         107
Changes in operating assets and liabilities:
     Receivables.........................................      (59)       (137)
     Inventories.........................................   (1,065)     (1,316)
     Other current assets and deferred charges...........       94          51
     Accounts payable....................................   (3,914)       (595)
     Accrued expenses....................................   (1,221)       (176)
                                                           -------     -------

         Net cash provided (used) by operating activities   (2,367)      1,569
                                                           -------     -------

Net cash flows from investing activities:
     Purchase of property, plant and equipment...........   (5,203)     (6,347)
                                                           -------     -------

Net cash flows from financing activities:
     Repayment of long-term debt.........................     (229)       (484)
     Purchase of treasury stock..........................   (1,522)     (2,197)
                                                           -------     -------
         Net cash used by financing activities...........   (1,751)     (2,681)
                                                           -------     -------

              Decrease in cash and cash equivalents......   (9,321)     (7,459)

Cash and Cash Equivalents:
     Beginning of period.................................   12,674      10,432
                                                           -------     -------
     End of period.......................................  $ 3,353     $ 2,973
                                                           =======     =======



   See accompanying notes to unaudited consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1.      Basis of Presentation:

         The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements, and accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent Annual Report to Stockholders. The financial statements as of March 31, 1998 and for the interim periods ended March 31, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

         The financial information as of December 31, 1997 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the Company's 1997 Annual Report to Shareholders.

2.       Inventories (in thousands):             March 31,          December 31,
                                                 ---------          ------------
                                               1998        1997         1997
                                               ----        ----         ----
           Finished goods                    $ 4,067     $ 3,967      $ 4,131
           In process                          3,050       1,388        1,322
           Raw materials                       2,060       2,042        2,178
           Supplies, repair parts and coal    11,126      11,575       11,607
                                             -------     -------      -------
                                             $20,303     $18,972      $19,238
                                             =======     =======      =======


3.       Accrued Expenses (in thousands):        March 31,          December 31,
                                                 ---------          ------------
                                               1998        1997         1997
                                               ----        ----         ----
           Compensation                      $ 1,723     $ 1,537      $ 2,429
           Pension plan contribution           2,402       2,528        2,394
           Income taxes                         -            427         -
           Other                               2,941       1,927        3,435
                                             -------     -------      -------
                                             $ 7,066     $ 6,419      $ 8,258
                                             =======     =======      =======

4.       Contingencies:

         The Company's operations and properties are subject to extensive and changing federal, state and local laws (including common law), regulations and ordinances relating to noise and dust suppression, air and water quality, as well as to the handling, treatment, storage and disposal of wastes ("Environmental Laws"). In connection with the Company's quarry sites and utilization of hazardous waste-derived fuel, Environmental Laws require certain permits and other authorizations mandating procedures under which the Company shall operate. Environmental Laws also provide significant penalties for violators, as well as liabilities and costs of cleaning up releases of hazardous wastes into the environment. Violations of mandated procedures under operating permits, even if immaterial or unintentional, may result in fines, shutdowns, remedial actions or revocation of such permits, the loss of any one of which could have a material adverse effect on the Company's results of operations.

         In December 1997, the resource recovery operation at Keystone Cement Company, a wholly owned subsidiary of Giant Cement Holding, Inc., experienced a fire at its waste fuel storage tank farm and, as a result, suspended the utilization of waste fuel. There were no injuries and no known environmental damage. Only very minimal damage to equipment at the plant occurred. Keystone is in the process of negotiating a consent agreement with the Pennsylvania Department of Environmental Protection to allow it to resume waste fuel burning and resolve all outstanding alleged violations of environmental statutes.

 5.      Acquisition:

         On April 30, 1998, the Company acquired Solite Corporation and certain of its subsidiaries in exchange for 325,000 shares of its common stock. The Solite transaction included three lightweight aggregate manufacturing facilities with their associated resource recovery operations, five concrete block plants, and a waste treatment and blending facility. The operations acquired had revenues of approximately $53 million for the twelve months ended March 31, 1998. The terms of the transaction included the assumption of approximately $20.0 million of Solite's long-term debt, in addition to other liabilities.

 6.      Earnings Per Share:

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which established new standards for computing and presenting earnings per share information. As required, the Company adopted the provisions of SFAS 128 in its year-end 1997 financial statements and has restated all prior-year earnings per share information. A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share is as follows:

                                                                March 31,
                                                             1998      1997
                                                         (in thousands, except
                                                          per share data)
          Basic earnings per share:
          Net income                                        $  936    $1,238
          Weighted average common shares outstanding
                   for the year                              9,263     9,618
                                                            ------    ------

          Basic earnings per share of common stock          $  .10    $  .13
                                                            ======    ======

          Diluted earnings per share:
          Net income                                        $  936    $1,238
          Weighted average common shares outstanding
                   for the year                              9,263     9,618
          Increase in shares which would result from:
                   Exercise of stock options                   130        36
                                                            ------     -----
          Weighted average common shares, assuming
                   conversion of the above securities        9,393     9,654
                                                            ------    ------

          Diluted earnings per share of common stock        $  .10    $  .13
                                                            ======    ======

 7.  Comprehensive Income:

     Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Accordingly, the shareholders' equity section of the Condensed Consolidated Balance Sheets has been modified to comply with the new requirements. There were no items of other comprehensive income in the periods presented.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

General

The Company's cement operations are directly related to the construction industry. The regional markets in which the Company operates, the Middle-Atlantic and South-Atlantic regions, are highly cyclical, experiencing peaks and valleys in demand corresponding to regional and national construction cycles. Additionally, the demand for cement is seasonal because construction activity diminishes during the winter months of December, January and February. The seasonal impact can be particularly acute in the Company's Middle-Atlantic market. In addition, the Company performs a substantial portion of its routine annual major maintenance projects during the period of low plant utilization, typically the first quarter of its fiscal year, which results in significant additional expense during this period. The Company believes that the routine annual maintenance performed in the first quarter results in lower maintenance costs throughout the remainder of the year. Accordingly, the Company has historically experienced its lowest levels of revenue and gross profit during the first quarter and thus the results for the interim period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

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

The Company's cement manufacturing hourly employees are represented by the United Paperworkers International Union ("UPIU"). The Agreement between Keystone Cement Company and UPIU Local 10547 expired April 30, 1998. While the Company will endeavor to negotiate a new agreement with the UPIU, no agreement was reached by the contract expiration date and there can be no assurance that an agreement will be reached on terms favorable to the Company, nor can there be assurance that the Company will not incur work stoppages, slowdowns or a strike.

Results of Operations

Three-month period ended March 31, 1998 versus three-month period ended March 31, 1997.

Operating revenues decreased 3.6% to $23.5 million in 1998, compared with $24.4 million in 1997. Revenues from product sales decreased $400,000 or 1.9% to $20.6 million in 1998, compared with $21.0 million in 1997, as a result of decreased shipping volumes. Cement shipping volumes decreased 4.1% in 1998 due to unusually wet weather conditions in the South-Atlantic market, partially offset by increased shipments in the Company's Middle-Atlantic market.

The Company's average selling price per ton of cement increased 1.1% for the quarter ended March 31, 1998 compared to the same period in 1997, as a result of price increases implemented in April 1997. Effective for April 1, 1998, the Company has announced a $4 per ton increase in its Middle-Atlantic market; and a $3 per ton increase in its South-Atlantic market. Based upon current cement demand, both increases are expected to be realized; however, there can be no assurance that these price increases will be realized or that current price levels will not decline should cement demand decline in relation to supply.

Resource recovery services revenues decreased $477,000 or 14.4% to $2.8 million in 1998, compared with $3.3 million in 1997. The decrease was the result of the Company's suspension of the utilization of waste fuels at Keystone, due to a fire at Keystone's waste fuel storage tank farm in December 1997, the impact of which was partially offset by increased volumes of waste fuels utilized at Giant Cement.

Gross profit decreased 11.1% to $3.6 million in 1998, compared with $4.1 million in 1997, as a result of lower operating revenues. The Company's gross margins decreased to 15.4% in 1998 from 16.7% in 1997. In 1998, cost of sales and services decreased $433,000 or 2.1% to $19.9 million, compared with $20.3 million in 1997. The decrease in cost resulted from lower shipping volumes. Cement manufacturing costs per ton increased 3.2% in 1998, compared with the first quarter of 1997, due to increased depreciation expense from recent capital expenditures and higher fuel costs from decreased waste fuel utilization at Keystone.

Selling, general and administrative expenses increased $101,000 to $2.1 million in 1998. The expense increase primarily related to higher health insurance costs.

Interest costs decreased $7,000 for the quarter to $221,000 as a result of lower average borrowings outstanding. Other income increased to $140,000 for the quarter as a result of higher interest income.

The income tax provisions recorded for the three month periods ended March 31, 1998 and 1997, relate to federal and state income taxes and were recorded at estimated annual effective rates of 33.5% and 35%, respectively.

Net income decreased $302,000 to $936,000 in 1998 compared with $1.2 million in 1997, primarily as a consequence of decreased operating revenues and Keystone's inability to utilize waste fuels.

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

Cash and cash equivalents totaled $3.4 million at March 31, 1998 compared to $12.7 million at December 31, 1997. At March 31, 1998, and December 31, 1997 the Company had net working capital of $24.3 million and $29.8 million, respectively with a current ratio of 2.4 in both periods. Accounts receivable increased $59,000 or less than 1% compared to December 1997. Inventories increased $1.1 million or 5.5% to $20.3 million at March 31, 1998, as a result of an increase in work in process (clinker) inventories as compared to December 31, 1997. Total current liabilities decreased $3.0 million or 14.6% to $17.7 million at March 31, 1998, primarily as a result of decreased trade accounts payable and accrued expenses.

Cash used by operations for the three month period ended March 31, 1998 was $2.4 million compared to $1.6 million cash provided for the comparable period in 1997. The increase in cash used by operations, compared with 1997, was primarily the result of cash utilized to decrease trade accounts payable and accrued expenses. Net cash used by investing activities decreased from $6.3 million in 1997 to $5.2 million in 1998 as a result of decreased capital expenditures in 1998. Capital spending of $13 to $15 million is planned for the year 1998. Net cash used by financing activities decreased from $2.7 million in 1997 to $1.8 million in 1998 as a result of decreased repurchases of the Company's outstanding common stock. Through March 31, 1998, the Company has expended $13.5 million of the $15.0 million approved by its Board of Directors for stock repurchases. The Company used a total of $9.3 million in cash in 1998 versus $7.5 million in 1997, primarily as a result of reductions to trade accounts payable and accrued expenses.

On April 30, 1998, the Company acquired certain lightweight aggregate and concrete block facilities of Solite Corporation, located principally in the South-Atlantic United States. The acquisition, which will be accounted for as a purchase, was financed through the issuance of 325,000 common shares and bank borrowings of approximately $20 million. The Company increased the limit on its $32 million Credit Facility to $46 million in order to refinance approximately $20 million of Solite's existing indebtedness. The Company believes that its credit facility, together with internally generated funds, will be sufficient to meet its needs for the foreseeable future.

On December 8, 1997, the resource recovery operation at Keystone Cement Company, a wholly owned subsidiary of the Company, experienced a fire at its waste fuel storage tank farm. There were no injuries and no known environmental damage and only minor damage to the equipment.

Immediately after the incident, Keystone ceased utilization of waste fuels and later entered into a negotiated consent agreement with the Department of Environmental Protection (DEP) of the State of Pennsylvania to halt the use of waste fuels at its plant pending an investigation of the cause and determination of the appropriate corrective actions to ensure that a similar incident does not occur in the future. A report on the findings and recommended corrective actions was submitted to the DEP on December 31, 1997. Keystone is in the process of negotiating a further consent agreement with the DEP to allow it to resume waste fuel burning and resolve all outstanding alleged violations of environmental statutes. The Company believes the interruption of its waste fuel business is partially covered by insurance; however, no amounts have been recorded for this recovery pending further evaluation of the claim and the ability to estimate the amounts, if any, that may be recovered. Keystone continues to fuel its kilns entirely with coal while negotiating with the DEP. The Company took a charge of $1.4 million in the fourth quarter of 1997 related to this incident. Management expects to reach a settlement with the DEP and resume waste fuel burning in May 1998, however, there can be no assurance as to when a settlement will be reached. Based upon such expectation, management estimates the impact on the Company's second quarter earnings to be approximately $.08 per share. However, should the interruption of Keystone's waste fuel business continue, it would have a greater impact on the Company's second quarter and could have a material adverse effect on earnings beyond the second quarter.

Disclosure Regarding Forward Looking Statements

This document contains certain forward-looking statements, containing the words "believe," "anticipates," "expects," and words of similar import, based upon current expectations that involve a number of known and unknown business risks and uncertainties. The factors that could cause results to differ materially include the following: national and regional economic conditions, changes in the levels of construction spending, changes in supply or pricing of waste fuels and other risks as further described in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1997.

                           GIANT CEMENT HOLDING, INC.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

              For information regarding environmental proceedings and legal matters, see "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.



Item 6.  Exhibits and Reports on Form 8-K

             (a)Exhibits

           *(27)Financial Data Schedule

             (b)Reports on Form 8-K

                  During the quarter ended March 31, 1998, the Company did not file any reports on Form 8-K. Subsequent to the quarter ended March 31, 1998, the Company filed a Form 8-K for an event of April 30, 1998 reporting in Item 2 therein the acquisition of Solite Corporation.


Items 2 through 5 are not applicable.

*Filed herewith

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







Date:  May 15, 1998