Form 10-Q
period 1998-06-30
GIANT CEMENT HOLDING INC
filed 1998-08-13
CIK 922405

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---           SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________to ____________.

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

            Common Stock, $.01 Par Value 9,331,567 Shares Outstanding

                           GIANT CEMENT HOLDING, INC.

                                      INDEX

PART  I FINANCIAL INFORMATION                                        Page No.

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations - Three and
           Six-Month Periods Ended June 30, 1998 and 1997                3

         Condensed Consolidated Balance Sheets - June 30, 1998 and
           1997 and December 31, 1997                                    4

         Condensed Consolidated Statements of Cash Flows -
           Six-Month Periods Ended June 30, 1998 and 1997                5

         Notes to Condensed Consolidated Financial Statements          6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         10-15

PART  II OTHER INFORMATION

Item 1.  Legal Proceedings                                              16

Item 4.  Submission of Matters to a Vote of Security Holders            16

Item 6.  Exhibits and Reports on Form 8-K                               16

         (a)  Exhibits                                                  16

         (b) Reports on Form 8-K                                        16

                           GIANT CEMENT HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        for the three and six-month periods ended June 30, 1998 and 1997
                 (Unaudited in thousands, except per share data)

                                   Three Months Ended      Six Months Ended

                                    1998        1997        1998       1997

Operating revenues                $40,733      $32,323    $64,208    $56,681

Operating costs and expenses:
  Cost of sales and services       30,838       21,589     50,700     41,884
  Selling, general and
    administrative                  3,577        1,895      5,701      3,918
                                  -------      -------    -------    -------
    Operating income                6,318        8,839      7,807     10,879
Other income (expense):
  Interest expense                   (501)        (245)      (722)      (473)
  Other, net                        1,537           35      1,677        126
                                  -------      -------    -------    -------
    Income before taxes             7,354        8,629      8,762     10,532
Provision for income taxes          2,482        2,935      2,954      3,600
                                  -------      -------    -------    -------
    Net income                    $ 4,872      $ 5,694    $ 5,808    $ 6,932
                                  =======      =======    =======    =======

Earnings per common share:
  Basic                           $   .52      $   .60    $   .62    $   .73
                                  =======      =======    =======    =======
  Diluted                         $   .51      $   .60    $   .61    $   .72
                                  =======      =======    =======    =======

Weighted average common shares:
     Basic                          9,342        9,455      9,303      9,536
     Diluted                        9,495        9,509      9,444      9,581



           See accompanying notes to consolidated financial statements

                           GIANT CEMENT HOLDING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)

                                                  June 30, June 30, December 31,
                                                   1998      1997         1997
ASSETS
Current assets:
 Cash and cash equivalents                      $  3,150   $  1,043    $ 12,674
 Accounts receivable, less allowances of
  $2,093, $1,315, and $1,325, respectively        27,140     20,036      14,927
 Inventories                                      23,070     16,686      19,238
 Other current assets                              4,148      2,196       3,652
                                                --------   --------    --------
     Total current assets                         57,508     39,961      50,491
                                                --------   --------    --------
 Property, plant and equipment, at cost          195,991    163,632     168,077
     Less: accumulated depreciation               97,451     87,727      92,446
                                                --------   --------    --------
                                                  98,540     75,905      75,631
                                                --------   --------    --------
 Prepaid Pension                                   3,885          -           -
 Deferred charges and other assets                 6,128      3,478       2,478
                                                --------   --------    --------
     Total assets                               $166,061   $119,344    $128,600
                                                ========   ========    ========
LIABILITIES
Current liabilities:
 Accounts payable                               $ 13,564   $  7,215    $ 11,567
 Short-term borrowings                             4,000        500           -
 Accrued expenses                                  9,028      7,979       8,258
 Current maturities of long-term debt              3,302        892         888
                                                --------   --------    --------
     Total current liabilities                    29,894     16,586      20,713

Long-term debt, net of current maturities         26,272     10,114       9,661
Accrued pension and postretirement benefits        5,602      6,485       2,907
Deferred income taxes                              9,334      6,125       7,674
                                                --------   --------    --------
     Total liabilities                            71,102     39,310      40,955
                                                --------   --------    --------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 20,000 shares
 Authorized, 10,000 shares issued                    100        100         100
Capital in excess of par value                    44,027     41,103      41,317
Retained earnings                                 63,928     48,967      58,120
                                                --------   --------    --------

Less: Treasury stock, at cost:  647, 579 and
        675 shares, respectively                  12,451      8,598      11,247
      Accumulated other comprehensive income,
        minimum pension liability adjustments        645      1,538         645
                                                --------   --------    --------
                                                  94,959     80,034      87,645
                                                --------   --------    --------
     Total liabilities and shareholders' equity $166,061   $119,344    $128,600
                                                ========   ========    ========



          See accompanying notes to consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the six-month periods ended June 30, 1998 and 1997
                            (Unaudited in thousands)

                                                          1998          1997

Net cash flows from operating activities:
     Net income                                         $ 5,808       $ 6,932

     Depreciation and depletion                           5,738         4,864
     Deferred income taxes                                  294             -
     Amortization of deferred charges and other             317           214
Changes in operating assets and liabilities:
     Receivables                                         (6,164)       (5,139)
     Inventories                                          1,956           970
     Other current assets and deferred charges             (945)         (675)
     Accounts payable                                    (5,069)       (1,858)
     Accrued expenses                                      (851)        1,458
                                                        -------       -------

         Net cash provided by operating activities:       1,084         6,766
                                                        -------       -------

Net cash flows from investing activities:
     Purchase of property, plant and equipment          (11,604)      (11,715)
     Acquisition, net of cash acquired                    1,347             -
                                                        -------       -------

         Net cash used by investing activities          (10,257)      (11,715)
                                                        -------       -------

Net cash flows from financing activities:
     Proceeds of long-term debt                          19,910             -
     Repayment of long-term debt                        (20,766)         (745)
     Proceeds from short-term borrowings                  4,000         2,500
     Repayment of short-term borrowings                       -        (2,000)
     Purchase of treasury stock                          (3,495)       (4,195)
                                                        -------       -------

         Net cash used by financing activities             (351)       (4,440)
                                                        -------       -------

             Decrease in cash and cash equivalents       (9,524)       (9,389)

Cash and Cash Equivalents:
     Beginning of period                                 12,674        10,432
                                                        -------       -------
     End of period                                      $ 3,150       $ 1,043
                                                        =======       =======


          See accompanying notes to consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Basis of Presentation

       The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent Annual Report to stockholders. The financial statements as of June 30, 1998 and 1997 and for the interim periods ended June 30, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

       The financial information as of December 31, 1997 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the Company's 1997 Annual Report to Shareholders.

       On April 30, 1998, the Company acquired Solite Corporation and certain of its subsidiaries in exchange for 325,000 shares of its common stock (see
       Note 5). The acquisition has been accounted for as a purchase and, accordingly, the operating results of Solite have been included in the Company's consolidated financial statements since the date of acquisition.

2.     Inventories (in thousands):
                                               June 30,  June 30,   December 31,
                                                 1998      1997        1997
       Finished goods                          $ 6,845   $ 2,945     $ 4,131
       In process                                2,813     1,008       1,322
       Raw materials                             1,419     1,712       2,178
       Supplies, repair parts and coal          11,993    11,021      11,607
                                               -------   -------     -------
                                               $23,070   $16,686     $19,238
                                               =======   =======     =======

3.     Accrued Expenses (in thousands):
                                               June 30,  June 30,   December 31,
                                                 1998      1997       1997

       Compensation                            $ 2,604   $ 1,720     $ 2,429
       Pension plan contributions                1,100     1,887       2,394
       Income taxes                              1,152     2,208           -
       Other                                     4,172     2,164       3,435
                                               -------   -------     -------
                                               $ 9,028   $ 7,979     $ 8,258
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

       In December 1997, the resource recovery operation at Keystone Cement Company, a wholly owned subsidiary of Giant Cement Holding, Inc., experienced a fire at its waste fuel storage tank farm and, as a result, suspend the utilization of waste fuel. There were no injuries and no known environmental damage. Only very minimal damage to equipment at the plant occurred. Keystone reached an agreement with the Pennsylvania Department of Environmental Protection, effective July 13, 1998, to allow it to resume waste fuel burning. Under terms of the agreement, Keystone will pay a fine of $488,000 in installments over a ten-year period, substantially all of which was accrued in the fourth quarter of 1997 and is included in accrued expenses as of June 30, 1998.

5.     Acquisition

       On April 30, 1998, the Company acquired Solite Corporation and certain of its subsidiaries in exchange for 325,000 shares of its common stock. The Solite transaction included three lightweight aggregate manufacturing facilities with their associated resource recovery operations, five concrete block plants, and a waste treatment and blending facility. The terms of the transaction included the assumption of approximately $19.9 million of Solite's long-term debt, in addition to other liabilities. Under the terms of the purchase agreement, the Company issued 175,000 shares of its common stock from treasury shares to Solite shareholders' and placed 150,000 shares of common stock in escrow, which shares are included in the 647,000 treasury shares held at June 30, 1998. Of the 150,000 escrowed shares 75,000 will be issued if Solite satisfies certain minimum net worth and net asset covenants as of April 30, 1998. The remaining 75,000 escrowed shares will be issued one-half on April 30, 2000 and one-half on April 30, 2001 subject to Solite satisfying certain indemnifications against unrecorded liabilities arising subsequent to the acquisition date. Based upon the results of the audit of Solite's balance sheet as of April 30, 1998, subject to the right of Solite's former shareholders to appeal, none of the 75,000 shares held in escrow relative to financial convenants will be issued.

                                        7
     The acquisition has been accounted for as a purchase and, accordingly, the operating results of Solite have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price was $5.0 million based upon the 175,000 shares of the Company's common stock issued, which, including debt assumed, was primarily allocated $17.3 million to property, plant and equipment, $3.7 million to net current assets and $2.6 million to identifiable intangibles (hazardous waste storage and burning permits), which will be amortized over a forty year period. The purchase price will be increased if any of the escrowed shares are issueed.

       The following unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each period (in thousands, except per share data):

                                             1998                    1997

       Net sales                           $  80,637              $  82,849
       Net income                              3,118                  8,077
       Earnings per share - basic          $     .33              $     .83


     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the interim periods presented, nor are they necessarily indicative of future consolidated results. The results of Solite for the six months ended June 30, 1998, which are included in the pro forma results above for that period, include nonrecurring charges against income to reduce the carrying values of certain assets to fair market value as of the acquisition closing date, April 30, 1998.

6.     Earnings Per Share

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (ASFAS No. 128@), which established new standards for computing and presenting earnings per share information. As required, the Company adopted the provisions of SFAS 128 in its year-end 1997 financial statements and has restated all prior-year earnings per share information. A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share is as follows:

                                           Three Months Ended  Six Months Ended

                                               1998     1997      1998   1997

       Basic earnings per share:
       Net income                           $4,872    $5,694    $5,808  $6,932
       Weighted average common shares
        outstanding for the year             9,342     9,455     9,303   9,536
                                            ______    ______    ______  ______

       Basic earnings per share of
        of common stock                     $  .52    $  .60    $  .62  $  .73

                                            ======    ======    ======  ======

       Diluted earnings per share
       Net income                           $4,872    $5,694    $5,808  $6,932
       Weighted average common shares
        outstanding for the year             9,342     9,455     9,303   9,536
       Increase in shares which would
         result from:
         Exercise of stock options             153        54       141      45
                                            ______    ______    ______  ______

       Weighted average common shares,
         assuming conversion of the above
         securities                          9,495     9,509     9,444   9,581
                                            ______    ______    ______  ______
       Diluted earnings per share of
        of common stock                     $  .51    $  .60    $  .61  $  .72
                                            ======    ======    ======  ======

7.     Debt:

       Long-term debt consists of the following:

                                                June 30,  June 30,  December 31,
                                                  1998      1997       1997

       Term loans                               $13,300   $ 2,384    $ 2,048
       Revolving credit loans                    19,967     8,659      8,159
       Other                                        307       463        342
                                                _______    ______    _______
                                                 33,574    11,506     10,549
       Less current maturities                    7,302     1,392        888
                                                _______   _______    _______
       Long-term debt, net current maturities   $26,272   $10,114    $ 9,661
                                                =======   =======    =======

       On April 30, 1998, the Company increased the borrowing limits on its $32 million Credit Facility to $46 million in order to refinance $19.9 million of Solite's existing indebtedness. Advances under the Credit Facility bear interest at the lesser of LIBOR plus 1.75% or the bank's base rate minus 1.0%. At June 30, 1998 amounts outstanding and available under the Credit Facility totaled $31.6 million and $14.4 million, respectively.

8.     Comprehensive Income:

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

                           GIANT CEMENT HOLDING, INC.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

General

The Company's construction products operations (cement, lightweight aggregate, crushed stone and lightweight block) are directly related to the construction industry. The regional markets in which the Company operates, the Middle-Atlantic and South-Atlantic regions, are highly cyclical, experiencing peaks and valleys in demand corresponding to regional and national construction cycles. Additionally, the demand for construction products is seasonal because construction activity diminishes during the winter months of December, January and February. The seasonal impact can be particularly acute in the Company's Middle-Atlantic market. In addition, the Company performs a substantial portion of its routine annual major maintenance projects during the period of low plant utilization, typically the first quarter of its fiscal year, which results in significant additional expense during this period. Accordingly, the Company has historically experienced its lowest levels of revenue and gross profit during the first quarter and thus the results for the interim period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year. As a result of the cyclicality of the Company's businesses, there can be no assurance that construction products prices and revenues will continue to increase at historical rates or remain at current levels.

The Company derives revenues from the sales of construction products, primarily cement, as well as from the provision of resource recovery services. Resource recovery services revenue is primarily derived from third parties that pay the Company to utilize their waste as fuel, which additionally reduces the cost of traditional fossil fuels used in the manufacture of cement and lightweight aggregate. Due to the nature of the Company's operations and the fact that the burning of waste-derived fuels is inseparable from the manufacture of cement and lightweight aggregate, it is impractical to disaggregate the costs of sales and services by revenue classification.

The Company's cement manufacturing hourly employees are represented by the United Paperworkers International Union ("UPIU"). In May 1998 Keystone Cement Company reached an agreement with UPIU Local 10547 for the period of May 1, 1998 to April 30, 2001. The agreement included wage increases of approximately 3% per annum among other changes, the total impact of which is not expected to have a material effect on the Company's results of operations.

Results of Operations

Six month period ended June 30, 1998 versus six month period ended June 30, 1997.

Operating revenues increased 13.3% to $64.2 million in 1998 compared with $56.7 million in 1997. Revenues from product sales increased $6.8 million or 14.0% to $55.4 million in 1998, compared with $48.6 million in 1997, as a result of the addition of Solite's block and lightweight aggregate revenues, higher average selling prices of cement and increased aggregate sales. Cement shipping volumes decreased 1.0% in 1998 due to unusually wet weather conditions in the South-Atlantic market during the first quarter, partially offset by increased shipments in the Company=s Middle-Atlantic market.

The Company's average selling price per ton of cement increased 2.8% for the period ended June 30, 1998 compared with 1997, as a result of price increases implemented in April 1997 and 1998. In April 1998, the Company realized price increases slightly in excess of $3 per ton in its Middle-Atlantic market and $2 per ton in its South-Atlantic market. Solite's product sales totaled $5.9 million, for the two month period subsequent to the acquisition.

Resource recovery services revenues increased $742,000 or 9.2% to $8.8 million in 1998, compared with $8.1 million in 1997. The increase resulted from the addition of Solite's resource recovery revenues for the two month period subsequent to the acquisition, offset by decreases resulting from the Company's suspension of the fuels program at Keystone for the entire six month period and downtime associated with the installation of the new shredder at Giant in the second quarter of 1998.

Gross profit decreased 8.7% to $13.5 million in 1998, compared with $14.8 million in 1997. The Company's gross margins decreased to 21.0% in 1998 from 26.1% in 1997. In 1998, cost of sales and services excluding the Solite operations increased $2.6 million or 6.2% to $44.5 million, compared with $41.9 million in 1997. The increase in cement manufacturing costs was primarily the result of higher maintenance expenses, increased depreciation expense from recent capital expenditures and higher fuel costs from no waste fuel utilization at Keystone and decreased solid fuel utilization at Giant.

Selling, general and administrative expenses increased $1.8 million to $5.7 million in 1998 compared with $3.9 million in 1997. Excluding Solite, the increase from 1997 would have been $127,000 or 3.2%.

Interest costs increased $249,000 for the six month period to $722,000 on higher average borrowings outstanding. The Company assumed and subsequently refinanced approximately $19.9 million of Solite's debt in connection with the Solite acquisition.

Other income increased $1.5 million in 1998 as a result of the recovery under the Company's business interruption insurance policy of $1.5 million of the

Company's losses related to the Keystone incident. The recovery partially offset resource recovery revenues lost and additional fuel expenses incurred between December 8, 1997 and June 30, 1998.

The income tax provisions recorded for the six month periods ended June 30, 1998 and 1997, relate to federal and state income taxes and were recorded at estimated annual effective rates of approximately 34%.

Net income decreased $1.1 million or 16.2% to $5.8 million in 1998 compared with $6.9 million in 1997, primarily as a result of Keystone=s inability to utilize waste fuels and increased manufacturing costs, partially offset by earnings of Solite subsequent to its acquisition on April 30, 1998.

Quarter ended June 30, 1998 versus quarter ended June 30, 1997.

Operating revenues increased 26.0% or $8.4 million to $40.7 million in 1998 compared with $32.3 million in 1997. Revenues from product sales increased $7.2 million or 26.1% to $34.8 million in 1998, compared with $27.6 million in 1997, as a result of the addition of Solite's block and lightweight aggregate revenues and higher average selling prices of cement. Product revenues exclusive of Solite increased 5.5%. Cement shipping volumes increased 1.5% in the second quarter of 1998 compared with the second quarter of 1997.

The Company's average selling price per ton of cement increased 4.0% for the quarter ended June 30, 1998 compared with the second quarter of 1997, as a result of the price increases implemented in April 1998. The average cement price per ton realized during the quarter increased $3.45 per ton in the Middle-Atlantic market and $2.15 in the South-Atlantic market.

Resource recovery services revenues increased $1.2 million or 25.6% to $6.0 million in the second quarter of 1998, compared with $4.8 million in the second quarter of 1997. The increase resulted from the addition of Solite's resource recovery revenues for the two month period subsequent to the acquisition, offset by decreases resulting from the Company's suspension of the fuels program at Keystone and downtime associated with the installation of the new shredder at Giant. Excluding Solite, liquid fuels revenues decreased $1.3 million and solid fuels revenues decreased $900,000 compared with the second quarter of 1997.

Gross profit decreased 7.8% to $9.9 million in the second quarter of 1998 compared with $10.7 million in the 1997 period, as a result of higher cement manufacturing costs. The Company's gross margins decreased to 24.3% in 1998 from 33.2% in 1997. In 1998, cost of sales and services excluding the Solite operation increased $3.0 million or 14.1% for the quarter primarily as a result of increased supplies and repairs, increased depreciation expense and increased coal utilization due to the reduction in waste fuel utilization.

Selling, general and administrative expenses increased $1.7 million to $3.6 million in 1998 or 8.8% of sales, compared with $1.9 million, or 5.9% of sales, in 1997. The inclusion of Solite accounted for substantially all of the increase.

Interest cost increased $256,000 for the 1998 quarter to $501,000 as a result of higher average borrowings outstanding primarily as a result of the Solite acquisition.

Other income increased $1.5 million in 1998 as a result of the aforementioned business interruption insurance recovery.

The income tax provisions recorded for the three months ended June 30, 1998 and 1997, related to federal and state income taxes and were recorded at estimated annual effective rates of approximately 34%.

Net income decreased 14.4% to $4.9 million in 1998 compared with $5.7 million in 1997, primarily as a result of Keystone's inability to utilize waste fuels and increased manufacturing costs, partially offset by earnings of Solite subsequent to its acquisition on April 30, 1998.

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

Cash and cash equivalents totaled $3.2 million at June 30, 1998 compared to $12.7 million at December 31, 1997. At June 30, 1998, and December 31, 1997 the Company had net working capital of $27.6 million and $29.8 million, respectively, with current ratios of 1.9 and 2.4, respectively. Accounts receivable increased $12.2 million to $27.1 million at June 30, 1998, compared with December 31, 1997, as a result of the Solite acquisition and higher cement sales. Inventories increased $3.8 million to $23.1 million at June 30, 1998, as a result of the addition of Solite inventories, partially offset by seasonally lower cement inventories compared with December 31, 1997. Total current liabilities increased $9.2 million to $29.9 million at June 30, 1998, primarily as a result of the Solite acquisition and increased seasonal short-term borrowing, partially offset by decreased trade accounts payable.

Cash provided by operations for the six-month period ended June 30, 1998 was $1.1 million compared to $6.8 million for the comparable period in 1997. The decrease in cash provided by operations, compared with 1997, was primarily the result of cash utilized to reduce trade accounts payable and accrued expenses. Net cash used by investing activities decreased from $11.7 million in 1997 to $10.3 million in 1998 as a result of the cash acquired with Solite. Capital spending of $16 to $17 million is planned for the full year 1998. Net cash used by financing activities decreased from $4.4 million in 1997 to $351,000 in 1998 as a result of increased net short-term borrowings. In June 1998 the Company completed its third $5 million share repurchase program and the Board of Directors authorized an additional $5 million for the repurchase of the Company's common stock.

On April 30, 1998, the Company acquired certain lightweight aggregate and concrete block facilities of Solite Corporation, located principally in the South-Atlantic United States. The acquisition, which will be accounted for as a purchase, was financed through the exchange of 325,000 shares of the Company's common stock, 175,000 shares of which were issued from treasury shares to Solite's former shareholders and 150,000 shares of which were placed in escrow (see Note 5). The Company increased the limit on its $32 million Credit Facility to $46 million in order to refinance $19.9 million of Solite's existing indebtedness. The Company believes that its credit facility, together with internally generated funds, will be sufficient to meet its needs for the next eighteen months.

On December 8, 1997, the resource recovery operation at Keystone Cement Company, a wholly owned subsidiary of the Company, experienced a fire at its waste fuel storage tank farm. There were no injuries and no known environmental damage and only minor damage to the equipment. Keystone has negotiated an agreement with the DEP to allow it to resume waste fuel burning, effective July 13, 1998. Under terms of the agreement, Keystone will pay a fine of $488,000 in installments over a ten-year period. In June 1998 the Company settled its business interruption insurance claim related to the Keystone incident for $1.5 million, which is included in other income for the periods ended June 30, 1998.

Year 2000

The Company is in the intermediate stages of addressing year 2000 computer software and operating system issues. Information technology (IT) and non-IT systems have been inventoried and assessment and testing procedures are in process. The Company is utilizing a combination of internal and external resources to assess the necessary modifications to its various information and operating systems. Through a combination of replacement and reprogramming of non-compliant systems, the Company expects to have all significant systems in compliance by the year 2000. Replacements of non-compliant systems with new information systems will be capitalized and amortized over the life of the new systems. The cost of reprogramming and correcting existing systems will be expensed as incurred. The Company's primary accounting and management information systems, with the exception of systems acquired with Solite that are expected to be replaced by early 1999, are essentially year 2000 compliant already. The costs of correcting the Company's internal year 2000 compliance issues are not expected to be material to the Company's business, operations or financial condition.

The Company is dependent upon numerous third parties including customers, power generators, financial institutions and other significant suppliers. The Company has no control over these third parties' systems and potential year 2000 IT and non-IT system problems. The Company intends to inquire of third parties and seek guidance as to their state of readiness, however, there can be no assurance that the Company can avoid disruptions of supplies and services from its suppliers or purchases by its major customers in the event that these entities encounter unforeseen year 2000 problems, any of which could have a material adverse effect on the Company's business, operations or financial condition.

Disclosure Regarding Forward Looking Statements

This document contains forward-looking statements, containing the words "believe," "anticipates," "expects," and words of similar import, based upon current expectations that involve a number of known and unknown business risks and uncertainties. The factors that could cause results to differ materially include the following: national and regional economic conditions, changes in the levels of construction spending, changes in supply or pricing of waste fuels, year 2000 computer system problems and other risks as further described in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1997.

                           GIANT CEMENT HOLDING, INC.
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


For information regarding environmental proceedings and legal matters, see "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Item 4.  Subbmission of Matters to a Vote of Security Holders

            (a) On May 13, 1998, the Company held its 1998  Annual  Meeting  of
                Shareholders.

            (b) Not applicable.

            (c) The stockholders approved the following matters:

         (1) Gary Pechota, Dean M. Boylan, Edward Brodsky, Robert L. Jones and Terry Kinder were re-elected as directors of the Company (7,667,008 shares for, 20,793 withheld).

         (2) PricewaterhouseCoopers L.L.P. was ratified as the Company's independent auditor for fiscal 1998 (7,662,683 shares for, 4,625 shares against).

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             *(10.10) Credit and Security  Agreement,  dated April 30, 1998 between GCHI and subsidiaries and SouthTrust Bank, N.A.

             *(27)    Financial Data Schedule

         (b) Reports on Form 8-K

             Report  filed on May 14, 1998 for an event of April 30,  1998,
             reporting  in  Item  2  therein  the   acquisition  of  Solite
             Corporation.


Items 2, 3 and 5 are not applicable.

* Filed herewith

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





Date:  August 14, 1998