Form 10-Q
period 1998-09-30
GIANT CEMENT HOLDING INC
filed 1998-11-12
CIK 922405

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---             SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________  to ____________.

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

            Common Stock, $.01 Par Value 9,216,367 Shares Outstanding

                           GIANT CEMENT HOLDING, INC.

                                      INDEX



PART I FINANCIAL INFORMATION                                          PAGE NO.

Item 1. Financial Statements
        Condensed Consolidated Statements of Operations - Three
        and Nine-Month Periods Ended September 30, 1998 and 1997          3

        Condensed Consolidated Balance Sheets - September 30, 1998
        and 1997 and December 31, 1997                                    4

        Condensed Consolidated Statements of Cash Flows - Nine-Month
        Periods Ended September 30, 1998 and 1997                         5

        Notes to Condensed Consolidated Financial Statements           6-10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     11-16

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                17

Item 6. Exhibits and Reports on Form 8-K                                 17

        (a)  Exhibits                                                    17
        (b)  Reports on Form 8-K                                         17

                           GIANT CEMENT HOLDING, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
              OPERATIONS for the three and nine-month periods ended
                           September 30, 1998 and 1997
                 (Unaudited in thousands, except per share data)

                                        Three Months Ended    Nine Months Ended
                                           1998     1997      1998         1997

Operating revenues                     $ 47,445  $ 31,672    $111,653  $ 88,354

Operating costs and expenses:
  Cost of sales and services             33,035    20,715      83,735    62,600
  Selling, general and administrative     4,065     1,845       9,766     5,763
                                       --------  --------    --------  --------
     Operating income                    10,345     9,112      18,152    19,991
Other income (expense):
  Interest expense                         (653)     (253)     (1,375)     (726)
  Other, net                                397        62       2,074       188
                                       --------  --------    --------  --------
     Income before taxes                 10,089     8,921      18,851    19,453
Provision for income taxes                3,429     3,033       6,383     6,633
                                       --------  --------    --------  --------
     Net income                        $  6,660  $  5,888    $ 12,468  $ 12,820
                                       ========  ========    ========  ========

Earnings per common share:
  Basic                                $    .72  $    .63    $   1.34  $   1.35
                                       ========   =======    ========  ========
  Diluted                              $    .70  $    .62    $   1.32  $   1.34
                                       ========  ========    ========  ========

Weighted average common shares:
  Basic                                   9,314     9,406       9,306     9,492
  Diluted                                 9,458     9,507       9,447     9,559




          See accompanying notes to consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)

                                                   September 30,    December 31,
                                                  1998      1997       1997
ASSETS
Current assets:
  Cash and cash equivalents                    $  4,873  $  5,728    $ 12,674
  Accounts receivable, less allowances of
    $1,747, $1,450 and $1,325, respectively      27,347    18,312      14,927
  Inventories                                    22,352    15,376      19,238
  Other current assets                            3,698     2,122       3,652
                                               --------  --------    --------
       Total current assets                      58,270    41,538      50,491
                                               --------  --------    --------

Property, plant and equipment, at cost          198,806   165,747     168,077
  Less:  accumulated depreciation               100,417    89,912      92,446
                                               --------  --------    --------
                                                 98,389    75,835      75,631
                                               --------  --------    --------

Prepaid Pensions                                  3,902         -           -
Permits, net                                      9,006     1,763       1,977
Deferred charges and other assets                 1,325     1,942         501
                                               --------  --------    --------
       Total assets                            $170,892  $121,078    $128,600
                                               ========  ========    ========

LIABILITIES
Current liabilities:
  Accounts payable                             $ 13,391  $  5,326    $ 11,567
  Accrued expenses                                9,482     7,124       8,258
  Current maturities of long-term debt            3,315       909         888
                                               --------  --------    --------
       Total current liabilities                 26,188    13,359      20,713

Long-term debt, net of current maturities        29,372     9,875       9,661
Accrued pension and postretirement benefits
  and  other liabilities                          6,156     6,195       2,907
Deferred income taxes                            11,095     6,367       7,674
                                               --------  --------    --------
       Total liabilities                         72,811    35,796      40,955
                                               --------  --------    --------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 20,000 shares
  authorized, 10,000 shares issued                  100       100         100
Capital in excess of par value                   44,027    41,208      41,317
Retained earnings                                70,588    54,855      58,120

Less: Treasury stock, at cost:  784, 604 and 675
        shares, respectively                     15,989     9,343      11,247
      Accumulated other comprehensive income,
        minimum pension liability adjustments       645     1,538         645
                                               --------  --------    --------
                                                 98,081    85,282      87,645
                                               --------  --------    --------
     Total liabilities and shareholders'
        equity                                 $170,892  $121,078    $128,600
                                               ========  ========    ========

   See  accompanying  notes  to  consolidated  financial statements.

                           GIANT CEMENT HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the nine-month periods ended September 30, 1998 and 1997
                            (Unaudited in thousands)

                                                      1998           1997
                                                      ----           ----
Operations:
     Net income                                     $12,468        $12,820
     Depreciation and depletion                       8,902          7,319
     Deferred income taxes                              492            153
     Amortization of deferred charges and other         456            322
Changes in operating assets and liabilities:
     Receivables                                     (6,414)        (3,415)
     Inventories                                      2,423          2,280
     Other current assets and deferred charges       (1,097)          (847)
     Accounts payable                                (5,630)        (3,388)
     Accrued expenses                                (1,760)           230
                                                    -------        -------

       Net cash provided by operating activities      9,840         15,474
                                                    -------        -------

Investing:
     Purchase of property, plant and equipment      (14,967)       (14,459)
     Proceeds from sales of property, plant
       and equipment                                    754              -
     Acquisition, net of cash acquired                1,347              -
                                                    -------        -------

       Net cash used by investing activities        (12,866)       (14,459)
                                                    -------        -------

Financing:
     Proceeds of long-term debt                      23,910          2,500
     Repayments of long-term debt                   (21,653)        (3,467)
     Purchases of treasury stock                     (7,032)        (4,752)
                                                    -------        -------

       Net cash used by financing activities         (4,775)        (5,719)
                                                    -------        -------

        Decrease in cash and cash equivalents        (7,801)        (4,704)

Cash and Cash Equivalents:
     Beginning of period                             12,674         10,432
                                                    -------        -------
     End of period                                  $ 4,873        $ 5,728
                                                    =======        =======

          See accompanying notes to consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent Annual Report to shareholders. The financial statements as of September 30, 1998 and 1997 and for the interim periods then ended are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

     The financial information as of December 31, 1997 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the Company's 1997 Annual Report to Shareholders.

2.   Inventories (in thousands):
                                          September 30        December 31
                                          1998    1997           1997
       Finished goods                  $ 5,567   $ 2,516       $ 4,131
       In process                        2,734       714         1,322
       Raw materials                     1,344     1,456         2,178
       Supplies, repair parts and coal  12,707    10,690        11,607
                                       -------   -------       -------
                                       $22,352   $15,376       $19,238
                                       =======   =======       =======

3.  Accrued Expenses (in thousands):
                                          September 30        December 31
                                          1998    1997           1997
       Compensation                    $ 2,724   $ 2,010       $ 2,429
       Pension cost                      1,071     1,434         2,394
       Income taxes                        590     1,377             -
       Insurance                         1,277       319           252
       Other                             3,820     1,984         3,183
                                       -------   -------       -------
                                       $ 9,482   $ 7,124       $ 8,258
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

         In December 1997, the resource recovery operation at Keystone Cement Company, a wholly owned subsidiary of Giant Cement Holding, Inc., experienced a fire at its waste fuel storage tank farm and, as a result, suspended the utilization of waste fuel. There were no injuries and no known environmental damage. Only very minimal damage to equipment at the plant occurred. Keystone reached an agreement with the Pennsylvania Department of Environmental Protection, effective July 13, 1998, to allow it to resume waste fuel burning. Under terms of the agreement, Keystone will pay a fine of $488,000 in installments over a ten-year period, substantially all of which was accrued in the fourth quarter of 1997 and the remainder of which is included in accrued expenses as of September 30, 1998.

     5.   Acquisition

         On April 30, 1998, the Company acquired Solite Corporation and certain of its subsidiaries in exchange for 325,000 shares of its common stock. The Solite transaction included three lightweight aggregate manufacturing facilities with their associated resource recovery operations, five concrete block plants, and a waste treatment and blending facility. The terms of the transaction included the assumption of approximately $19.9 million of Solite's long-term debt, in addition to other liabilities. Under the terms of the purchase agreement, the Company issued 175,000 shares of its common stock from treasury shares to Solite shareholders', which were valued at $5.0 million or $28.57 per share, the fair market value on the date of issuance. The remaining 150,000 shares of common stock were placed in escrow, which shares are included in the 784,000 treasury shares held at September 30, 1998. Of the 150,000 escrowed shares, 75,000 will be issued if Solite satisfies certain minimum net worth and net asset covenants as of April 30, 1998. The remaining 75,000 escrowed shares will be issued one-half on April 30, 2000 and one-half on April 30, 2001 subject to Solite satisfying certain indemnification's against unrecorded liabilities arising subsequent to the acquisition date. Based upon the results of the audit of Solite's balance sheet as of April 30, 1998, subject to the right of

         Solite's former shareholders to appeal, none of the 75,000 shares held in escrow relative to financial covenants will be issued. However, Solite's former shareholders have appealed the purchase price adjustment computation. The Company and Solite's former shareholders have engaged a third party arbitrator to resolve the dispute and anticipate resolving this matter by December 31, 1998.

         The acquisition has been accounted for as a purchase and, accordingly, the operating results of Solite have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price was $5.0 million based upon the 175,000 shares of the Company's common stock issued, which, including $30.2 million of liabilities assumed, was primarily allocated $17.3 million to property, plant and equipment, $14.7 million to current assets and $6.7 million to identifiable intangibles (hazardous waste storage and burning permits), which will be amortized over a forty year period. The purchase price will be increased if any of the escrowed shares are issued.

         The following unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each period (in thousands, except per share data):

                                             1998             1997
                                             ----             ----
           Net sales                       $128,082        $128,106
           Net income                         9,534          14,160
           Earnings per share - basic      $   1.02        $   1.47

         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the interim periods presented, nor are they necessarily indicative of future consolidated results. The results of Solite for the nine months ended September 30, 1998, which are included in the pro forma results above for that period, include nonrecurring charges of $4.6 million against income to reduce the carrying values of certain assets to fair market value as of the acquisition closing date, April 30, 1998.

     6.   Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which established new standards for computing and presenting earnings per share information. As required, the Company adopted the provisions of SFAS 128 in its year-end 1997 financial statements and has restated all prior-year earnings per share information. Basic earnings per share of common stock were determined by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflect the potential dilution that could occur assuming exercise of all issued and unexercised stock options. A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share is as follows:

                                          Three Months Ended  Nine Months Ended
                                             1998    1997      1998     1997
     Basic earnings per share:
     Net income                            $6,660  $5,888   $12,468  $12,820
     Weighted average common shares
       Outstanding for the year             9,314   9,406     9,306    9,492
                                           ------  ------   -------  -------
     Basic earnings per share of
       common stock                        $  .72  $  .63   $  1.34  $  1.35
                                           ======  ======   =======  =======

     Diluted earnings per share:
     Net income                            $6,660  $5,888   $12,468  $12,820
                                           ------  ------   -------  -------
     Weighted average common shares
       Outstanding for the year             9,314   9,406     9,306    9,492
     Increase in shares which would
       result from:
         Exercise of stock options            144     101       141       67
                                           ------- ------   -------  -------

     Weighted average common shares,
       assuming conversion of the above
       securities                           9,458   9,507     9,447    9,559
                                           ------  ------   -------  -------

     Diluted earnings per share of
       common stock                        $  .70  $  .62   $  1.32  $  1.34
                                           ======  ======   =======  =======

7.        Debt:

     Long-term debt consists of the following:

                                     September 30,  September 30,  December 31,
                                          1998         1997           1997

     Term loans                        $12,518        $ 2,217       $ 2,048
     Revolving credit loans             19,909          8,159         8,159
     Other                                 260            408           342
                                       -------        -------       -------
                                        32,687         10,784        10,549
     Less current maturities             3,315            909           888
                                       -------        -------       -------
     Long-term debt, net current
         maturities                    $29,372        $ 9,875       $ 9,661
                                       =======        =======       =======

         On  April  30, 1998,  the  Company  increased  the borrowing limits on its $32 million Credit Facility to $46 million ($30 million revolving credit, $12 million term loan and $4 million letters of credit) in order to refinance $19.9 million of Solite's existing indebtedness. Advances under the Credit Facility bear interest at the lesser of LIBOR plus 1.50% or the bank's base rate minus 1.25%. At September 30, 1998 amounts outstanding and available under the Credit Facility totaled $30.9 million and $11.1 million, respectively.

8.        Accounting Standards:

         Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Accordingly, the shareholders' equity section of the Condensed Consolidated Balance Sheets has been modified to comply with the new requirements. There were no items of other comprehensive income in the periods presented.

         The Financial Accounting Standards Board has issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". FAS No. 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997. FAS 131 is expected to be implemented in the Company's financial statements filed with Form 10-K for the year ended December 31, 1998.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

General
The Company's construction products operations (cement, lightweight aggregate, crushed stone and lightweight block) are directly related to the construction industry. The regional markets in which the Company operates, the Middle-Atlantic and South-Atlantic regions, are highly cyclical, experiencing peaks and valleys in demand corresponding to regional and national construction cycles. Additionally, the demand for construction products is seasonal because construction activity diminishes during the winter months of December, January and February. The seasonal impact can be particularly acute in the Company's Middle-Atlantic market. In addition, the Company performs a substantial portion of its routine annual major maintenance projects during the period of low plant utilization, typically the first quarter of its fiscal year, which results in significant additional expense during this period. Accordingly, the Company has historically experienced its lowest levels of revenue and gross profit during the first quarter and thus the results for interim periods are not necessarily indicative of the results that may be expected for the full year. As a result of the cyclicality of the Company's business, there can be no assurance that cement prices and revenues will continue to increase at historical rates or remain at current levels.

In addition to revenues from the sale of construction products, the Company derives revenues from the provision of resource recovery services. Resource recovery services revenue is primarily derived from third parties that pay the Company to utilize their waste as fuel, which additionally reduces the cost of traditional fossil fuels used in the manufacture of cement and lightweight aggregate. Due to the nature of the Company's operations and the fact that the burning of waste-derived fuels is inseparable from the manufacture of cement, it is impractical to disaggregate the costs of sales and services by revenue classification. The Company's resource recovery operations are dependent on general and regional economic conditions; federal, state and local environmental polices; and competition from other waste disposal alternatives. There can be no assurance that the Company's resource recovery services revenues will increase at historical rates or remain at current levels.

Results of Operations

Nine-month period ended September 30, 1998 versus nine-month period ended September 30, 1997

Operating revenues increased 26.4% to $111.7 million in 1998, compared with $88.4 million in 1997. Revenues from product sales increased $18.2 million or 23.9% to $94.4 million in 1998, compared with $76.2 million in 1997, as a result of the addition of Solite's lightweight aggregate and block revenues, higher average selling prices of cement and increased aggregate sales. Cement shipping volumes increased 1.0% in 1998 due to increased shipments in the Company's Middle-Atlantic market, while shipments in the South-Atlantic market remained level with 1997 volumes.

The Company's average selling price per ton of cement increased 3.1% for the period ended September 30, 1998, compared with the comparable period in 1997, as a result of price increases implemented in April 1997 and 1998. In April 1998, the Company realized price increases of approximately $3 per ton in its Middle-Atlantic market and $2 per ton in its South-Atlantic market. Solite's product sales totaled $15.0 million, for the five month period subsequent to the acquisition.

Resource recovery services revenues increased $5.1 million or 41.8% to $17.3 million in 1998, compared with $12.2 million in 1997. The increase resulted from the addition of Solite's resource recovery revenues for the five month period subsequent to the acquisition, offset by decreases resulting from the Company's suspension of the fuels program at Keystone for the first six months of 1998 and downtime associated with the installation of the new solid waste fuel shredder at Giant in the second quarter of 1998.

Gross profit increased 8.4% to $27.9 million in 1998, compared with $25.8 million in 1997, as a result of the addition of Solite's gross profit for the five months subsequent to the acquisition. The Company's gross margins decreased to 25.0% in 1998 from 29.1% in 1997. In 1998, cost of sales and services excluding the Solite operations increased $6.4 million or 10.2% to $69.0 million, compared with $62.6 million in 1997. The increase in cement manufacturing costs was primarily the result of higher maintenance costs, increased imported clinker purchases and higher fuel costs due to decreased liquid waste fuel utilization at Keystone and decreased solid waste fuel utilization at Giant.

Selling, general and administrative expenses increased $4.0 million to $9.8 million in 1998, compared with $5.8 million in 1997. Excluding Solite, the expenses decreased $77,000 or 1.3% compared with 1997.

Interest costs increased $649,000 for the nine month period to $1.4 million on higher average borrowings outstanding. The Company assumed and subsequently refinanced approximately $19.9 million of Solite's debt in connection with the Solite acquisition.

Other income increased $1.9 million in 1998 as a result of the recovery under the Company's business interruption insurance policy of $1.6 million of the Company's losses related to the Keystone incident. The recovery partially offset resource recovery revenues lost and additional fuel expenses incurred between December 8, 1997 and June 30, 1998.

The income tax provisions recorded for the nine month periods ended September 30, 1998 and 1997, relate to federal and state income taxes and were recorded at estimated annual effective rates of approximately 34.0%.

Net income decreased $352,000 or 2.7% to $12.5 million in 1998, compared with $12.8 million in 1997, primarily as a result of Keystone's inability to utilize waste fuels during the first six months of 1998 and increased manufacturing costs, partially offset by earnings of Solite subsequent to its acquisition on April 30, 1998.

Quarter ended September 30, 1998 versus quarter ended September 30, 1997

Operating revenues increased 49.8% to $47.4 million in 1998, compared with $31.7 million in 1997. Revenues from product sales increased $11.4 million or 41.5% to $39.0 million in 1998, compared with $27.6 million in 1997, as a result of the addition of Solite's block and lightweight aggregate revenues and higher average selling prices of cement. Product revenues exclusive of Solite increased 10.4%. Cement shipping volumes increased 5.6% in the third quarter of 1998 compared with the third quarter of 1997.

The Company's average selling price per ton of cement increased 3.7% for the quarter ended September 30, 1998, compared with the third quarter of 1997, as a result of the price increases implemented in April 1998. The average cement price per ton realized during the quarter increased approximately $3 per ton in the Middle-Atlantic market and $2 in the South-Atlantic market.

Resource recovery services revenues increased $4.3 million or 105.6% to $8.4 million in the third quarter of 1998, compared with $4.1 million in the third quarter of 1997. The increase resulted from the addition of Solite's resource recovery revenues. Excluding Solite, resource recovery revenues decreased slightly due to the gradual restart of the liquid fuels program at Keystone as well as the new solid waste fuel shredder at Giant.

Gross profit increased 31.5% to $14.4 million in the third quarter of 1998, compared with $11.0 million in the 1997 period, as a result of the addition of Solite's gross profit. The Company's gross margins decreased to 30.4% in 1998 from 34.6% in 1997. In 1998, cost of sales and services excluding the Solite operation increased $3.8 million, or 18.4% for the quarter primarily as a result of increased imported clinker purchases, increased supplies and repairs, and increased coal utilization due to the reduction in waste fuel utilization.

Selling, general and administrative expenses increased $2.2 million to $4.1 million in 1998 or 8.6% of sales, compared with $1.8 million, or 5.8% of sales, in 1997. Excluding Solite, the expenses decreased $204,000 or 11.1% compared with 1997.

Interest cost increased $400,000 for the 1998 quarter to $653,000 as a result of higher average borrowings outstanding primarily as a result of the Solite acquisition.

Other income increased $335,000 in 1998 as a result of higher interest income and a portion of the aforementioned business interruption insurance recovery.

The income tax provisions recorded for the three months ended September 30, 1998 and 1997, related to federal and state income taxes and were recorded at estimated annual effective rates of approximately 34.0%.

Net income increased 13.1% to $6.7 million in 1998 compared with $5.9 million in 1997, primarily as a result of Solite's earnings subsequent to its acquisition on April 30, 1998, which were partially offset by increased manufacturing costs.

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

Cash and cash equivalents totalled $4.9 million at September 30, 1998, compared with $12.7 million at December 31, 1997. At September 30, 1998, and December 31, 1997 the Company had net working capital of $32.1 million and $29.8 million, respectively, with current ratios of 2.2 and 2.4, respectively. Accounts receivable increased $12.4 million to $27.3 million at September 30, 1998, compared with December 31, 1997, as a result of the Solite acquisition ($7.0 million) and seasonally higher cement sales. Inventories increased $3.1 million to $22.4 million at September 30, 1998, as a result of the addition of Solite inventories ($5.2 million), partially offset by seasonally lower cement inventories compared with December 31, 1997. Total current liabilities increased $5.5 million to $26.2 million at September 30, 1998, primarily as a result of the Solite acquisition partially offset by decreased trade accounts payable at the Company's other operations.

Cash provided by operations for the nine-month period ended September 30, 1998 was $9.8 million, compared to $15.5 million for the comparable 1997 period. The decrease in cash provided by operations, compared with 1997, was primarily the result of cash utilized to reduce trade accounts payable and accrued expenses and increased accounts receivable. Net cash used by investing activities decreased from $14.5 million in 1997 to $12.9 million in 1998 as a result of the cash acquired with Solite and from the sale of equipment at Solite. Capital spending of $16 to $17 million is planned for the full year 1998. Net cash used by financing activities decreased from $5.7 million in 1997 to $4.8 million in 1998 as a result of increased borrowings, partially offset by increased purchases of the Company's common stock. In June 1998 the Company completed its third $5 million share repurchase program and the Board of Directors authorized an additional $5 million for the repurchase of the Company's common stock, of which $4.2 million had been expended by September 30, 1998. During 1998, the Company has repurchased 295,000 shares at a cost of $7.2 million.

On April 30, 1998, the Company acquired certain lightweight aggregate and concrete block facilities of Solite Corporation, located principally in the South-Atlantic United States. The acquisition, accounted for as a purchase, was financed through the exchange of 325,000 shares of the Company's common stock, 175,000 shares of which were issued from treasury shares to Solite's former shareholders and 150,000 shares of which were placed in escrow (see Note 5). The Company increased the limit on its $32 million Credit Facility to $46 million in order to refinance $19.9 million of Solite's existing indebtedness. The Company believes that its credit facility, together with internally generated funds, will be sufficient to meet its needs for the next eighteen months.

On December 8, 1997, the resource recovery operation at Keystone Cement Company, a wholly owned subsidiary of the Company, experienced a fire at its waste fuel storage tank farm. There were no injuries and no known environmental damage and only minor damage to the equipment. Keystone negotiated an agreement with the DEP to allow it to resume waste fuel burning, effective July 13, 1998. Under the terms of the agreement, Keystone will pay a fine of $488,000 in installments over a ten-year period. In June 1998, the Company settled its business interruption insurance claim related to the Keystone incident for $1.6 million, which is included in other income for the nine month period ended September 30, 1998.

Year 2000

The Company is in the intermediate stages of addressing year 2000 computer software and operating system issues. Information technology (IT) and non-IT systems have been inventoried and assessment and testing procedures are in process. The Company is utilizing a combination of internal and external resources to assess the necessary modifications to its various information and operating systems. Through a combination of replacement and reprogramming of non-compliant systems, the Company expects to have all significant systems in compliance by the year 2000. Replacements of non-compliant systems with new information systems will be capitalized and amortized over the life of the new systems. The cost of reprogramming and correcting existing systems will be expensed as incurred. The Company's primary accounting and management information systems, with the exception of systems acquired with Solite, which are expected to be replaced by early 1999, are essentially year 2000 compliant already. The Company has not finalized its estimate of costs, but based upon the work performed to date, the costs of correcting the Company's internal year 2000 compliance issues are not expected to be material to the Company's business, operations or financial condition.

The Company is dependent upon numerous third parties including customers, power generators, financial institutions and other significant suppliers. The Company has no control over these third parties' systems and potential year 2000 IT and non-IT system problems. The Company is in the process of inquiring of third parties and seeking guidance as to their state of readiness, however, there can be no assurance that the Company can avoid disruptions of supplies and services from its suppliers or purchases by its major customers in the event that these entities encounter unforeseen year 2000 problems, any of which could have a material adverse effect on the Company's business, operations or financial condition.

The Company anticipates developing a contingency plan, by mid-1999, that would be designed to reduce the impact of certain year 2000 problems. However, not all eventualities can be covered.

Disclosure Regarding Forward Looking Statements

This document contains forward-looking statements, containing the words "believes," "anticipates," "expects," and words of similar import, based upon current expectations that involve a number of known and unknown business risks and uncertainties. The factors that could cause results to differ materially include the following: national and regional economic conditions, changes in the levels of construction spending, changes in supply or pricing of waste fuels, year 2000 computer system problems and other risks as further described in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1997.

                           GIANT CEMENT HOLDING, INC.
                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

For information regarding environmental proceedings and legal matters, see "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

               *  (27)  Financial Data Schedule.

              (b) Reports on Form 8-K

                  During the quarter ended September 30, 1998, the Company did not file any reports on Form 8-K.

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





              Dated:  November 11, 1998