Form 10-K
period 1998-12-31
GIANT CEMENT HOLDING INC
filed 1999-03-31
CIK 922405

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]
                For the transition period from ______ to _______

                         Commission File Number 0-24850

                           GIANT CEMENT HOLDING, INC.

             (Exact name of registrant as specified in its charter)

               Delaware                               57-0997411
     (State or other jurisdiction           (I.R.S.Employer  Identification No.)
      of incorporation)
            320-D Midland Parkway, Summerville, South Carolina 29485
            (Address of principal executive offices         Zip Code)

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


     As of March 15, 1999, 9,081,167 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates (based on the closing price on the Nasdaq Stock Market on March 15, 1999) was approximately $168.0 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Specified portions of the Company's 1998 Annual Report to Stockholders are incorporated by reference into Part II hereof.
     Specified portions of the Company's definitive Proxy Statement for the May 11, 1999 Annual Meeting of Stockholders are incorporated by reference into
     Part III hereof.
     Exhibit Index located at Page 13 herein.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on 8-K

                                     PART I


ITEM 1.  BUSINESS

General Development of Business

         Giant Cement Holding, Inc. (herein referred to as "the Company" on a consolidated basis or "GCHI" on a separate company basis) was incorporated under the laws of the state of Delaware in April 1994. In September 1994, 10,000,000 shares of common stock of GCHI were sold to the public in an initial public offering. The offering resulted in GCHI and its subsidiaries being spun-off from its predecessor parent. GCHI's primary subsidiaries have been in operation since 1883, 1928 and 1947.

         The Company, through its subsidiaries, Keystone Cement Company ("Keystone") in Pennsylvania and Giant Cement Company ("Giant") in South Carolina, manufactures and sells a complete line of portland and masonry cements used in residential, commercial and infrastructure construction applications. The Company is the 15th largest producer of cement in the United States. Its two cement manufacturing facilities are fully integrated, from limestone mining through cement production, and serve the growing South-Atlantic and Middle-Atlantic regions of the United States. Its subsidiary, Giant Resource Recovery ("Grr") is a pioneer in the development of innovative, environmentally sound methods for the reuse of waste materials in the manufacturing of cement. Today, Giant Cement Holding is one of the largest users of waste-derived fuels in the cement industry.

         The Company acquired Solite Corporation and certain of its subsidiaries ("Solite") on April 30, 1998. Solite, a vertically integrated company based in Richmond, Virginia, expands Giant Cement Holding's product lines in both construction products and resource recovery. The Company acquired Solite in exchange for 325,000 shares of the Company's common stock. The Solite transaction included three lightweight aggregate manufacturing facilities with their associated resource recovery operations, five concrete block plants, and a waste treatment and blending facility. The terms of the transaction included the assumption of approximately $19.9 million of Solite's long-term debt, in addition to other liabilities. As a result of the Solite acquisition, Giant Cement Holding is now the largest lightweight aggregate supplier on the East Coast and the largest provider of resource recovery fuel burning services nationwide, as well as the fourth largest cement producer in its East Coast markets.

Financial Information About Industry Segments

         The Company is involved in two business segments comprised of the domestic manufacture and sale of portland and masonry cements and related aggregates (cement) and the domestic manufacture and sale of other construction products, lightweight aggregate and lightweight block (construction products), in the South-Atlantic and Middle-Atlantic regions of the United States. The Company is also involved in waste recycling and resource recovery, utilizing industrial waste as supplemental fuels in its cement and lightweight aggregate kilns.

         Information concerning the Company's net sales, operating income and assets, by segment, is included in Note 15 of Notes to Consolidated Financial Statements in the 1998 Annual Report To Shareholders, which is incorporated herein by reference.

Narrative Description of Business

         The Company owns and operates two limestone quarries and cement manufacturing facilities through its wholly-owned subsidiaries Giant and Keystone, and three lightweight aggregate manufacturing facilities, five concrete block plants, and a waste treatment and blending facility through its wholly-owned subsidiary Solite. Giant, located in Harleyville, South Carolina, serves the South-Atlantic region of the United States; Keystone, located in Bath, Pennsylvania, serves the Middle-Atlantic region; and Solite, located in Virginia, North Carolina and Alabama, serves both the South-Atlantic and Middle-Atlantic regions. The Company pioneered resource recovery techniques for use in the manufacturing of cement in the late 1970's and is one of the largest users of waste-derived fuels in the cement industry.

Operations

Cement. Cement is made in a multi-stage process that begins with the crushing, grinding, and mixing of calcium (usually in the form of quarried limestone or "cement rock"), silica, alumina, iron oxide, and other materials. This raw material is then processed in a rotary kiln at extremely high temperatures, causing it to undergo a chemical reaction. The resulting marble-sized, pellet-like material (known as "clinker") is then cooled and ground with a small quantity of gypsum to produce cement.

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

         The principal raw materials used in the manufacturing of cement, other than limestone, are silica, alumina, iron oxide, and gypsum, which are purchased from various suppliers. Management believes that the supply of these raw materials will be adequate to permit production at planned capacities for the foreseeable future.

Construction Products. Solite, founded in 1947, has lightweight aggregate ("LWA") manufacturing facilities in North Carolina and Virginia, concrete block plants in North Carolina and Virginia, and a waste treatment and blending facility in Alabama. Solite mines shale or slate and processes this raw material in rotary kilns to produce LWA. The LWA facilities are located on 500 to 750 acre sites and each has over a 50 year supply of raw material. The LWA facilities have a combined production capacity of 600,000 tons. The concrete block plants manufacture and sell concrete masonry blocks, including those made with LWA. The concrete block facilities have a combined production capacity of 18 million blocks. The waste facilities provide (acquire, blend and store) waste-derived fuels for the production of LWA and cement.

Products

Cement. The Company principally manufactures a full line of portland cement, which is the fundamental binding agent in concrete. Giant's cement has a low-alkali content, a characteristic favored for use by federal and state governments on certain projects due to its minimal reaction with soil and other aggregates. Keystone also produces limited quantities of low-alkali cement. The Company believes that Keystone is the only cement manufacturer currently producing a low-alkali cement within a 100 mile radius of the Keystone plant. In addition to portland cement, the Company manufactures masonry cement, which is used in the preparation of mortar used in block and brick masonry. The Company also mines, crushes, screens, and sells various sizes of stone and gravel, to the construction industry for use in paving, road base material, and assorted small volume applications. Additionally, the Company markets cement kiln dust ("CKD") and, occasionally, a customized blend of CKD and cement under the registered trade name "StableSorb." StableSorb is utilized by construction, remediation, and other contractors for the purpose of solidifying soil, wastes, and other materials.

Construction Products. The Company produces LWA under the trade name Solite(R). Solite(R) is primarily used in concrete and masonry blocks. The Company's block facilities manufacture and sell various concrete masonry blocks, including those made with Solite(R), along with merchandise such as coatings, mortar mix and reinforcing wire.

         Marketing and Distribution. The Company markets its products to ready-mix concrete plants, concrete product and block manufacturers, building material dealers, construction contractors, and state and local government agencies through its experienced sales force.

         Cement. Approximately 85% of the Company's cement is sold in bulk, primarily to ready-mix and concrete products manufacturers, with the remainder sold in individually packed bags, primarily to building materials dealers.

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

         Construction Products. LWA is sold in bulk, primarily to block manufacturers and ready-mix concrete companies. The Company's LWA market area covers most the South-Atlantic and Middle-Atlantic regions of the United States from Pennsylvania to Florida. Lightweight block is marketed primarily to masonry and construction contractors, predominantly within a 100 mile radius of the Company's five block plants located in North Carolina and Virginia.

         Sales Practices and Distribution. The Company has more than 1,000 customers, the majority of which have been doing business with the Company for more than five years. No single customer accounted for 10% or more of the Company's sales during 1998, and the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition or results of operations.

         The Company, following the sales practices characteristic of its industries, does not provide the right to return nonfaulty product or extended payment terms to customers in the ordinary course of business. As is customary in the industries, the Company does not typically enter into long-term sales contracts, except with respect to major construction projects. Because the needs of its customers are generally short term in nature, backlog orders are not significant in the cement or construction products industries.

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

         To meet the needs of its customers in the South-Atlantic market area, Giant and its wholly-owned subsidiary, Giant Cement NC, operate one terminal and three distribution warehouses, with annual throughput capacity of approximately 165,000 finished tons, and 25,000 square feet of storage capacity for bagged product. Giant Cement NC upgraded its Durham, N. C. terminal facilities during 1998 to improve efficiency and distribution capabilities.

         The Company's LWA facilities are readily accessible by highway and railway, and have the capability to ship via navigable waterway. The ability to serve the Company's LWA markets is made possible through a system of strategically located distribution terminals. The terminals can be supplied either by rail, truck or water vessel. As a general rule, plants ship LWA to customers within an approximately 500 mile radius. Due to the cost of transporting block, which is all hauled by truck, plants are located within a one hundred mile radius of the market being served.

         General and Regional Economic Conditions. Demand for the Company's products is directly related to activity in the construction industry and general economic conditions. Various economic factors beyond the Company's control affect cement and construction products consumption, including the level of new residential, commercial and infrastructure construction activity, which are in turn affected by movements in interest rates, the availability of short and long-term financing and the availability of public funds for infrastructure projects. Accordingly, adverse economic conditions in the Company's markets or a worsening of general or local economic conditions could adversely affect the Company's operating results. Cement demand reached a cyclical low in 1991, and, as a consequence, the Company experienced a decline in sales in 1991. Demand was flat to slightly higher in most regions of the country during 1992 and increased in 1993 through 1997 to record levels for U.S. cement consumption. While U.S. cement consumption was at or near record levels again in 1998 and exceeded U.S. supply, there can be no assurance that increased cement demand will continue or that demand will remain at current levels.

         Competition. Due to the lack of product differentiation and the commodity nature of cement and construction products, the business is highly competitive. Competition is based largely on price and, to a lesser extent, quality and service. The Company competes with national and regional producers in its markets. Many of the Company's competitors are larger and have significantly greater resources than the Company. The prices that the Company charges its customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, profitability in the cement and construction products industries is generally dependent on the level of demand and on a producer's ability to contain operating costs. Prices are subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company's control. Prior to 1993, cement prices in the United States, including the Company's markets, had fallen and remained depressed for several years, primarily due to the economic recession and competition from lower priced foreign imports. Although the Company has been able to increase its cement prices in recent years, there can be no assurance that prices will not decline in the future.

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

         During the latter part of the 1980's, an influx of low-price cement imports caused prices to deteriorate in many domestic markets. A portion of the markets served by the Company may be directly subject to imports of foreign cement which can affect pricing in all of its market areas. Imports declined significantly from 1987 to 1992. The Company believes the decline was the result of increased foreign consumption, increased ocean transportation costs and the imposition of anti-dumping duties, among other things. From 1993 to 1998, imports into the United States increased significantly as a result of the U. S. demand and consumption exceeding the domestic supply. Through 1998, the increase in the cement imports has had little effect on current prices. While the Company does not believe imports had a significant impact on its market areas in 1998, nationally, imports increased significantly and there can be no assurance that importation of lower-priced cement in the future will not increase.

         LWA for block production, which is the primary market for the Company's LWA, is highly competitive as high performance is secondary to competitive pricing. There is pressure on block makers to utilize low cost, marginal aggregates in order to reduce the cost of the masonry unit. Therefore in the block LWA material market, the Company competes primarily on the basis of price. In the civil and high rise construction markets, product performance drives pricing strategy. High performance job specifications dictate which LWA producers will be able to competitively bid on the project. The higher the level of performance, the less competition is evident. Foreign importation of aggregates has had a negative impact on pricing. Greecian and Italian pumice imports have significantly depressed prices in the eastern coastal areas over the past 5 years. To attempt to reverse this trend, Solite is continuing it's campaign to focus the design community on "quality" block specifications and not allowing inferior aggregates.

         Resource Recovery. The cost of energy represents a significant percentage of total cement and LWA manufacturing costs. The Company's cement plants utilize the "wet kiln" process. While the "wet kiln" process requires more thermal energy than the alternative "dry kiln" process, the Company has implemented technology which utilizes liquid and solid industrial wastes with high BTU values ("waste-derived fuels") as fuel substitutes ("resource recovery") in the process of manufacturing cement.

         In the late 1970's, Keystone pioneered resource recovery techniques in the U. S. cement industry. Giant also began the limited use of waste as a fuel substitute in 1987 and has since expanded its use of industrial solvents and other hazardous waste-derived fuels, including waste solids. These resource recovery efforts have significantly reduced the Company's traditional fossil fuel consumption and production costs, while providing it with an additional source of revenue as industrial companies pay the Company to utilize these waste-derived fuels. Waste-derived fuels normally comprise approximately 45-50% of Keystone's total fuel usage and 50-60% of Giant's.

         Although the Company was among the first in the cement industry to utilize resource recovery as a substitute for fossil fuels, this technique has since been adopted by a number of other U. S. cement producers and is utilized at 18 cement plants. Four of the five largest cement companies in the United States and four of the six publicly traded companies in the U. S. utilize resource recovery at one or more of their production facilities. Keystone is, however, the only Pennsylvania plant presently permitted to commercially burn hazardous waste. Keystone is currently permitted to burn such waste at rates of up to approximately 50% of its fuel requirements. While Giant is one of two plants in its immediate market area that is presently permitted to burn numerous categories of hazardous and non-hazardous liquids and solids, it is the only one in such area that is presently permitted to burn such wastes at rates of up to approximately 100% of its fuel requirements. Additionally, Giant has developed techniques to increase the proportion of higher revenue waste solids used in its resource recovery activities.

         The Company's cement and LWA subsidiaries utilize a network of generators, brokers, fuel blenders, and treatment, storage, and disposal facilities to obtain waste-derived fuels. The sources for such waste products range from Fortune 500 companies to small independent waste treatment, storage, and disposal facilities.

         The Company's LWA facilities constitute three of the four LWA facilities nationally that utilize waste fuels as a substitute for fossil fuels and are the only facilities in Virginia and North Carolina permitted to commercially burn hazardous waste. All three facilities are permitted to substitute up to 100% of its fuel requirements with such wastes.

         The Company's resource recovery operations are dependent on general and regional economic conditions; federal, state and local environmental laws, regulations and policies; and the Company's cement and LWA kiln utilization. The Company competes with numerous other companies for the supply of waste-derived fuels primarily on the basis of service and price.

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

         The Company's annual expenditures for environmental compliance exceed $3.5 million per year, which includes dust collection and control systems and compliance expenditures related to the Company's resource recovery operations. Capital expenditures relative to environmental compliance totaled $2.8 million in 1996, $3.2 million in 1997 and $2.7 million in 1998. In 1997, the Company committed to construct a residual waste landfill at its Pennsylvania plant for the future management of CKD the total capital cost of which is expected to be $2.5 million over the landfill's estimated 15 year life. The Company does not believe compliance expenditures impair its competitive position because its competitors are subject to the same laws and regulations, with the exception of those regulations specifically relating to resource recovery operations for which the Company currently receives revenues that more than offset the related compliance costs. However, the Company has no knowledge of its competitors' environmental compliance costs and such costs could vary depending upon the characteristics of a competitor's facilities.

         The Company's operations are subject to the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and five delegated state programs, which together provide a comprehensive regulatory framework for the management of hazardous wastes at active facilities. RCRA sets up a "cradle to grave" system for the management of hazardous wastes, imposing upon all parties who generate, transport, treat, store, or dispose of waste above certain minimum quantities, requirements, including permitting requirements, for performance, testing, and record keeping. The boiler and industrial furnaces ("BIF") regulations, promulgated in 1991 under RCRA, also require, among other things, that cement and LWA kilns utilizing waste-derived fuels obtain operating permits. The BIF regulations are extremely complex and certain provisions are subject to different interpretations.

         Each of the Company's resource recovery operations operate under RCRA Part B Permits for the storage and management of hazardous Waste. In addition, the facilities operate under BIF "interim status" permits, which allow them to substitute various percentages, up to as much as 100%, of their respective fuel requirements with hazardous waste-derived fuels. During this interim status period, the Company's plants must comply with BIF standards regarding emissions of particulate matter and other parameters. The Company's subsidiaries are currently pursuing RCRA Part B permits for the burning of such fuels pursuant to the BIF regulations; which the Company believes may take one or more years to obtain.

         Pursuant to the BIF regulations, in order to maintain interim status permits for the burning of waste-derived fuels, the Company is required to perform BIF Compliance Tests ("BIF Tests") and submit Certificates of Compliance ("COC's") every three years . The Company performed BIF tests in 1998 at a cost of $760,000. The BIF Tests results and COC's set various operating parameters within which the Company must operate, including volumes of waste-derived fuel, qualitative aspects of waste-derived fuel and various other parameters. The BIF Tests are monitored by the EPA or its representative, and the BIF Tests results and COC's are subsequently reviewed by the EPA for compliance with the BIF regulations. The Company believes its COC's are substantially in compliance with the BIF regulations. However, there can be no assurance that upon EPA's review of the submissions, the EPA will concur with the Company and not require a new BIF Test or levy fines for non-compliance. There can be no assurance that the results of future BIF Tests will be successful or that future COC's will provide favorable operating parameters for burning waste-derived fuels. Should the Company fail a BIF Test, it can continue to utilize waste-derived fuels for a total of 720 hours including hours spent conducting a new BIF Test.

         Various aspects of the Company's operations are also subject to regulation under the federal Clean Air Act, as amended (the "CAA"). The CAA amendments of 1990 (the "Amendments") resulted in numerous changes to the CAA, including a new federal operating permit (Title V permit) and fee program for virtually all manufacturing operations. The Amendments will likely result in significantly increased capital and operational expenses for all manufacturers in the cement and lightweight aggregate industries in the future, the amounts of which are not presently determinable. In 1996, the Company's plants submitted detailed Title V permit applications for air emissions. In addition, the EPA is developing regulations for certain air pollutants under the Amendments for a broad spectrum of industrial sectors, including portland cement manufacturing and commercial waste combustion facilities. The EPA has indicated that the new maximum available control technology standard ("MACT") for these pollutants under these Amendments could require significant reduction of air pollutants below existing levels prevalent in the industry, which could have a material adverse effect on the Company's financial condition or results of operations. The EPA issued draft regulations for MACT in 1996 for public comment and requested additional public comment on alternative approaches in April 1997, with final promulgation expected in mid 1999.

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

         CKD, a by-product of cement manufacturing, is currently excluded from regulation as a hazardous waste under the "Bevill Amendment" to RCRA. However, CKD that comes in contact with water might produce a leachate with an elevated pH. In December 1993, the EPA issued a Report to Congress on CKD in which the EPA concluded that risks associated with CKD management are generally low, but that there is potential under certain circumstances for CKD to pose a danger to human health and the environment, or that it may do so in the future. On January 31, 1995 the EPA issued a Regulatory Determination on CKD. The EPA reported that CKD would retain its status as a "Bevill Waste" and remain exempt from regulation as a hazardous waste until such time as the EPA promulgates new regulatory controls. The EPA intends to take a "common sense" approach in developing a highly tailored set of standards that will "prevent damage to ground and potable water and reduce health risks associated with breathing and ingesting dust from cement kilns." The EPA further made it clear that it has no problems with recycling or reuse of CKD, and that it has not limited beneficial uses of CKD; however, the EPA does not encourage the use of CKD as an agricultural lime additive. Though the EPA originally intended to conduct a typical rule-making process which would involve information gathering, eventually followed by the development of a proposed rule and the promulgation of a final rule, the EPA is now considering two alternatives to the full rule-making process. Under the first alternative, a state with a federally approved hazardous waste program would be able to oversee the management of CKD on a site-by-site basis, either through regulation, permit, or enforceable agreement. The second alternative would be to create federal rules that would set contingent management standards for cement kiln dust to meet before being exempt from Subtitle C of the Resource Conservation and Recovery Act. Key components of management conditions would be based on the design of the waste management unit, dust control practices, and other factors. The EPA is expected to issue a proposed rule sometime in 1999, with a final rule to follow.

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

         The discussion above regarding CKD and refractory brick applies to the dust collected in pollution control devices, and refractory brick utilized, in the LWA manufacturing process as well. Because of the nature of the product and the dust, Solite is presently able to recycle all of its dust and brick in its lightweight aggregate product. However, there can be no assurance that it will be able to continue to do so should regulations or the nature of the product or dust change in the future.

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

         In December 1997, the resource recovery operation at Keystone experienced a fire at its waste fuel storage tank farm. There were no injuries and no known environmental damage. Keystone negotiated an agreement with the Pennsylvania Department of Environmental ("PADEP") to allow it to resume waste fuel burning effective July 1998. Under the terms of the agreement, Keystone will pay a fine of $488,000 in installments over a ten-year period. The inability to utilize waste fuels for seven months in 1998 resulted in lost revenues and additional fuel costs of approximately $3.5 million. In June 1998, the Company settled its business interruption insurance claim related to the Keystone incident for $1.6 million, which is included in other income at December 31, 1998. See "Legal Proceedings".

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

         Insurance. The Company maintains property insurance and other insurance such as business interruption and boiler and machinery insurance on all of its plants in types and amounts believed to be customary for companies engaged in similar operations. The Company also maintains environmental liability insurance policies which, under certain circumstances, provide coverage in the event of certain off-site environmental damage resulting from the facilities' on-site operations of $5.0 million per occurrence and $10.0 million annual aggregate at each of its cement and LWA manufacturing facilities. The policies contain a number of exclusions, including liabilities arising under CERCLA, fines and penalties.

         Employees. As of December 31, 1998, the Company employed approximately 789 people. Approximately 258 of the Company's employees are covered by contracts with labor unions which expire on April 30, 2000 and April 30, 2001. The Company considers relations with employees to be satisfactory. The Company has substantially reduced its work force through voluntary early retirement programs offered to certain groups of employees and other measures during the 1990's.

         The Company's cement manufacturing, hourly employees are represented by the United Paperworkers International Union ("UPIU"). During 1998, the Company reached a new three-year labor agreement with the hourly employees at Keystone, granting annual wage increases ranging from 3% to 4% per annum, among other changes, the total impact of which is not expected to have a material effect on the Company's results of operations.

         Trademarks. While the Company has trademarks registered with the United States and with certain states in which its products are sold, the Company believes that its products sold in bulk form are sold primarily on the basis of price, and to a lesser extent, quality and service. Packaged products are sold on the basis of price and trade name, and to a lesser extent, quality and service.

         Seasonal and Cyclical Business. Regional cement and construction products markets are highly cyclical, experiencing volatility corresponding to regional construction cycles. While the impact on the Company of regional downturns in the construction industry may be mitigated to some degree by the Company's presence in both the Middle-Atlantic and South-Atlantic markets, profitability is significantly affected by such construction cycles. In addition, the construction industry is seasonal in nature primarily due to the effect of weather conditions on construction activity. The Company has historically experienced lower operating income during the months of December, January and February, particularly with respect to its Middle-Atlantic markets where construction activity is more significantly affected by inclement weather.

         The cement and construction products industries are highly dependent upon the level of demand as a result of the high fixed costs associated with production. The Company's cost per unit of production is directly related to the number of units manufactured; decreases in production increase the Company's fixed cost per unit. Equipment utilization percentages or uptime can vary from year to year based upon demand for the Company's products or as a result of equipment failure. Much of the Company's significant manufacturing equipment requires long lead-times to replace and is very costly to replace or repair. The Company attempts to maintain sufficient spare parts inventories to avoid long periods of shutdown in the event of equipment failure, but there can be no assurance such shutdowns can be avoided.

Financial Information About Foreign and Domestic Operations and Export Sales

         The  Company  does  not  export   products  in  the  normal  course  of
operations; however, through its subsidiaries, it exports an insignificant amount of products from time to time.

Disclosure Regarding Forward Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 3 and 7 of this Form 10-K include information that is or could be considered to be forward looking, such as the Company's development of techniques to increase the proportion of higher revenue waste solids used in its resource recovery activities, its exposure to foreign imports, its anticipated liquidity and capital requirements, and the results of regulatory changes and legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to: the effect of national, regional and local economic conditions, changes in the level of housing starts or commercial, industrial and infrastructure construction spending, increases in cement supplies in relation to demand, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates, the impact of current, pending, or future federal, state and local legislation, policies and regulations, interruptions in waste fuel supplies, the loss of any operating permits or other disruptions of the Company's ability to utilize waste fuels, as well as certain other risks described above in this Item under "Competition", "Environmental Matters" and "Seasonal and Cyclical Business", and below in Item 3 in "Legal Proceedings" and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

Executive Officers of the Registrant

         Set forth below are the executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an officer of the Company or its subsidiaries.

         Gary L. Pechota, 49, has served as Chairman, President, Chief Executive Officer and a director of the Company since its inception in April 1994. Mr. Pechota also has served as President of Giant since January 1993 and as President of Keystone since May 1992. Prior to joining Keystone, Mr. Pechota served as President and Chief Executive Officer of Dacotah Cement Company, a state-owned cement company, from January 1982 to May 1992. Mr. Pechota has been employed in the cement industry for over 16 years.

         Terry L. Kinder, 40, has served as Vice President, Chief Financial Officer, Secretary, Treasurer and a director of the Company since April 1994. Mr. Kinder has served as Vice President, Secretary and Treasurer of Giant Group, Ltd. ("GROUP"), the Company's former parent, from June 1986 to September 29, 1994. From June 1989 to December 1992, Mr. Kinder also served as President of
Giant and from June 1989 to April 1992, he served as President of Keystone. Prior to joining GROUP, Mr. Kinder was a Certified Public Accountant with Coopers & Lybrand from January 1980 to June 1986.

         Richard A. Familia, 46, has served as Vice President, Environmental Affairs of the Company since April 1994. Mr. Familia has also served as President and Chief Operating Officer of GRR since February 1992. From 1987 to February 1992, he served as Director of Operations for various operating facilities of Laidlaw Environmental Services, Inc., a publicly-held company engaged in various environmental and other businesses. Mr.Familia has been employed in the environmental industry for over 20 years.

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

         The Company's cement manufacturing facilities have an annual rated clinker capacity of approximately 1.4 million tons and an annual rated cement grinding capacity of 1.7 million tons. The Company believes that these facilities are adequately maintained and suitable for its purposes.

         Arvonia, Virginia LWA Plant. The Company owns approximately 600 acres of land in Buckingham County, Virginia, where a Solite LWA plant and quarry is located. At present, the plant's kilns operate at an annual production rate of approximately 150,000 tons.

         Cascade, Virginia LWA Plant. The Company owns approximately 500 acres of land in Pittsylvania County, Virginia where a Solite LWA plant and quarry is located. At present, the plant's kilns operate at an annual production rate of approximately 190,000 tons.

         Acquadale, North Carolina LWA Plant. The Company owns approximately 750 acres in Stanly County, North Carolina, where a Solite LWA plant and quarry is located. At present, the plant's kilns operate at an annual production rate of approximately 130,000 tons.

         Block Plants. The Company owns and operates five concrete block plants with a combined production capacity of 18 million blocks. The plants are located at: Charlotte, NC; Eden, NC; Lynchburg, VA; South Boston, VA and Lexington, NC.

         Other Properties. The Company's and Giant's headquarters are located in leased space in Summerville, South Carolina. The Company also operates a distribution facility on its land in Durham, North Carolina, which has storage facilities for approximately 775 tons of cement, and rents warehouse space in Atlanta , Georgia, as well as in Durham and Charlotte, North Carolina. Keystone's offices are located in leased space in Bath, Pennsylvania. Solite's offices are located in leased space in Richmond, VA.

         The majority of the Company's assets are pledged as collateral under the terms of financing agreements.(See Note 7 of Notes to Consolidated Financial Statements)

ITEM 3.  LEGAL PROCEEDINGS

         On December 8, 1997, the resource recovery operation at Keystone Cement Company, a wholly-owned subsidiary of Giant Cement Holding, Inc., experienced a fire at its waste fuel storage tank farm. There were no injuries and no known environmental damage.

         Immediately after the incident, Keystone ceased utilization of waste fuels and later entered into a negotiated consent agreement with the PADEP to halt the use of waste fuels at its plant pending an investigation of the cause and determination of the appropriate corrective actions to ensure that a similar incident does not occur in the future. A report on the findings and recommended corrective actions was submitted to the PADEP on December 31, 1997. Keystone negotiated an agreement with the PADEP to allow it to resume waste fuel burning effective July 1998. Under the terms of the agreement, Keystone will pay a fine of $488,000 in installments over a ten-year period. In June 1998, the Company settled its business interruption insurance claim related to the Keystone incident for $1.6 million, which is included in other income at December 31, 1998.

         In April 1995, the PADEP issued Keystone an air quality plan approval with new requirements for emission rates, operating conditions, and a risk assessment. While the new air quality plan approval left Keystone's waste fuel substitution rates intact, Keystone subsequently filed an appeal with the Pennsylvania Environmental Hearing Board (EHB) challenging certain permit conditions as outside the PADEP's authority, among other things. On March 11, 1997 the EHB entered a Partial Consent Adjudication in which Keystone and the PADEP agreed to a process to resolve all outstanding issues. Under the Consent Adjudication, Keystone agreed to perform a multipath risk assessment in accordance with a negotiated protocol and the PADEP agreed to process and publish a permit modification allowing Keystone to increase its hazardous waste fuel usage to 75% of its fuel needs if the risk assessment meets certain risk thresholds. Keystone completed the risk assessment and filed it and the permit modification with the PADEP. The PADEP currently has Keystone's submissions under review and consideration, consistent with the Partial Consent Adjudication. The date of the issuance of the revised permit cannot be estimated at this time.

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

         The Company is involved in various administrative matters or litigation. While the final resolution of any matter may have an impact on the Company's financial results for a particular reporting period, management believes that the ultimate disposition of these matters will not have a materially adverse effect upon the financial position of the Company.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The information included in the section entitled "Market and Dividend Information" in the 1998 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED  FINANCIAL  DATA

         The information included in the section entitled "Five-Year Summary of Consolidated Financial Data" in the 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The  information   included  in  the  section  entitled   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, quarterly results of operations, and the Report of Independent Accountants, appearing in the 1998 Annual Report, are incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND   REPORTS  ON  FORM  8-K

(a)       Documents Filed as Part of this Report:

  (1) The following financial statements of Giant Cement Holding, Inc. required to be filed as part of this Report on Form 10-K are incorporated herein by reference to the 1998 Annual Report, attached hereto as Exhibit 13:

          Report of Independent Accountants

          Consolidated Balance Sheets,  December 31, 1998 and 1997

          Consolidated Statements of Income, for the  years 1998, 1997 and 1996

          Consolidated Statements of  Cash  Flows,  for the years 1998, 1997 and
          1996

          Consolidated Statements of Shareholders' Equity, for the years 1998, 1997, and 1996

          Notes to Consolidated Financial Statements

          Five-Year Summary of Consolidated Financial Data

          Quarterly Results of Operations

          Management's Discussion and Analysis of Financial Condition and Results of Operations

          Market and Dividend Information

  (2) The following financial statement schedule of GIANT CEMENT HOLDING, INC. is attached:

          Schedule II - Valuation and Qualifying Accounts - Years ended December 31, 1998, 1997 and 1996

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

        2.2  Form of  Amendment  to the  Agreement  and Plan of  Merger  between
             the  Company  and  Solite Corporation.  (Filed as  Exhibit   2.2 to
             the  Company's  1997 10-K is  incorporated  herein by reference).

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

       10.5 Form of Employment Agreement between the Company and Richard A. Familia. (Exhibit 10.5 to the Company's 1997 10-K is incorporated herein by reference).

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

     10.8.2    Form of Tax Sharing and   Indemnification  Agreement  between the
               Company and GROUP (Exhibit10.6.5 to Amendment 3 to Registration No. 33-78260 is incorporated herein by reference).

       10.9 Credit Agreement, dated December 20, 1996, between GCHI, Giant, Keystone, GRR, GCHI Investments and Giant NC and SouthTrust Bank of Alabama (Exhibit 10.8 to the Company's 1996 10-K is
               incorporated   herein   by reference).

      10.10 Credit and Security Agreement, dated April 30, 1998 between GCHI and subsidiaries, and SouthTrust Bank, N.A. (Exhibit 10.10
               to the Company's Quarterly Report on Form10-Q  for  the   quarter
               ended  June  30,   1998,   is incorporated herein by reference).

        *13 Copy of the Company's Annual Report to Shareholders for the Year ended December 31, 1998.

        *21    List of Subsidiaries.

   *23.1(a)    Consent of PricewaterhouseCoopers LLP

        *27    Financial Data Schedule

*Filed herewith

(c)      Reports filed on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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


                                 Giant Cement Holding, Inc.
                                 Registrant



Date:  March 31, 1999        By: /S/ Gary Pechota
                                 -----------------
                                 Gary Pechota
                                 Chairman


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Date:  March 31, 1999        By: /S/Gary Pechota
                                 -------------------
                                 Gary Pechota
                                 Chairman of the Board,
                                 President and Chief Executive Officer
                                 (Director and Principal Executive Officer)


Date:  March 31, 1999        By: /S/Terry L. Kinder
                                 -------------------
                                 Terry L. Kinder
                                 Vice President and Chief Financial Officer
                                 Secretary and Treasurer
                                 (Director and Principal Financial and
                                  Accounting Officer)


Date:  March 31, 1999        By: /S/Dean M. Boylan
                                 ------------------
                                 Dean M. Boylan
                                 Director


Date:  March 31, 1999        By: /S/Edward Brodsky
                                 Edward Brodsky
                                 Director


Date:  March 31, 1999        By: /S/Robert L. Jones
                                 -------------------
                                 Robert L. Jones
                                 Director


Date:  March 31, 1999        By: /S/John W. Roberts
                                 -------------------
                                 John W. Roberts
                                 Director

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

                                  ITEM 14(a)(2)

                          FINANCIAL STATEMENT SCHEDULE

                           GIANT CEMENT HOLDING, INC.

                           GIANT CEMENT HOLDING, INC.
                                   SCHEDULE II
                                 VALUATION AND
                              QUALIFYING ACCOUNTS



COL. A                      COL. B       COL. C           COL. D        COL. E
------                      ------       ------           ------        ------
                                       Additions
                                       Charged
                         Balance at   to Costs and                     Balance
                         Beginning    Expenses &                       at End
Description              of Period   Charged to Other  Deductions(2)  of Period
-----------              ---------   ----------------  ----------     ---------
Year ended December 31,
1998

Deducted from related
 current asset accounts:

Accounts receivable:
 Allowance for doubtful
  accounts                $849,000      $795,000 (1)   $256,000(2) $1,388,000
 Allowance for cash
  discounts                476,000     1,654,000 (1)  1,538,000(3)    592,000
                        ----------    ----------     ----------    ----------
                        $1,325,000    $2,449,000     $1,794,000    $1,980,000
                        ==========    ==========     ==========    ==========

Year ended December 31,
1997

Deducted from related
 current asset accounts:

Accounts receivable:
 Allowance for doubtful
  accounts                $836,000      $238,000       $225,000(1)   $849,000
 Allowance for cash
  discounts                287,000     1,820,000      1,631,000(2)    476,000
                        ----------    ----------     ----------    ----------

                        $1,123,000    $2,058,000     $1,856,000    $1,325,000
                        ==========    ==========     ==========    ==========

Year ended December 31,
1996

Deducted from related
 current asset accounts:

Accounts receivable:
 Allowance for doubtful
  accounts                $750,000      $344,000       $258,000(1)   $836,000
 Allowance for cash
  discounts                223,000     2,389,000      2,325,000(2)    287,000
                          --------    ----------     ----------    ----------

                          $973,000    $2,733,000     $2,583,000    $1,123,000
                          ========    ==========     ==========    ==========

Notes: (1)  Includes beginning balances from the Solite acquisition of $398,000 and $70,000 for the allowance for doubtful accounts and the allowance for cash discounts, respectively.
       (2)  Uncollectible accounts written off, net of recoveries.
       (3) The Company's normal payment terms allow a $1 per ton discount for payment by the 10th day of the month following shipment (net 30), which the Company believes is a standard industry practice. The deductions above represent cash discounts allowed for prompt payment and other allowances.

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Giant Cement Holding, Inc.:

Our report on the consolidated financial statements of Giant Cement Holding, Inc. has been incorporated by reference in this Form 10-K from the 1998 Annual Report to Shareholders of Giant Cement Holding, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP
March 30, 1999

                           GIANT CEMENT HOLDING, INC.

                                   EXHIBITS TO

                                    FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                                  EXHIBIT INDEX

    Exhibit
      No.         Description of Exhibit

       13 Copy of the Company's Annual Report to Shareholders for the year ended December 31, 1998

       21         List of Subsidiaries

    23(a)         Consent of PricewaterhouseCoopers LLP

       27         Financial Data Schedule