Form 10-Q
period 1999-03-31
GIANT CEMENT HOLDING INC
filed 1999-05-14
CIK 922405

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 1999

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition  period  from  ____________  to ____________.

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

            Common Stock, $.01 Par Value 8,927,262 Shares Outstanding

                           GIANT CEMENT HOLDING, INC.

                                      INDEX





PART I FINANCIAL INFORMATION
                                                                       Page No.
Item 1.   Financial Statements
          Condensed Consolidated Statements of Income -
          Three-Month Periods Ended March 31, 1999 and 1998..............   3

          Condensed Consolidated Balance Sheets - March 31, 1999 and
          1998 and December 31, 1998.....................................   4

          Condensed Consolidated Statements of Cash Flows -
          Three-Month Periods Ended March 31, 1999 and 1998..............   5

          Notes to Condensed Consolidated Financial Statements...........  6-10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................... 10-14

PART II OTHER INFORMATION

Item 1.   Legal Proceedings..............................................  15

Item 6.   Exhibits and Reports on Form 8-K...............................  15

          (a) Exhibits...................................................  15

          (b) Reports on Form 8-K........................................  15

                           GIANT CEMENT HOLDING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            for the three-month periods ended March 31, 1999 and 1998
                (Unaudited, in thousands, except per share data)

                                                    Three Months Ended
                                                    1999         1998

Operating revenues                                $34,967      $23,475

Operating costs and expenses:
     Cost of sales and services                    29,693       19,862
     Selling, general and administrative            4,302        2,124
                                                  -------      -------
         Operating income                             972        1,489
Other income (expense):
     Interest expense                                (549)        (221)
     Other, net                                       118          140
                                                  -------      -------
         Income before taxes                          541        1,408
     Provision for income taxes                       190          472
                                                  -------      -------
         Net income                               $   351      $   936
                                                  =======      =======

Earnings per common share:
     Basic                                        $   .04      $   .10
                                                  -------      -------
     Diluted                                      $   .04      $   .10
                                                  -------      -------
     Weighted average common shares:
     Basic                                          9,115        9,263
     Diluted                                        9,281        9,393






     See accompanying notes to unaudited consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        March 31,   December 31,
                                                     1999       1998     1998
                                                       (Unaudited)     (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                        $  1,419   $  3,353 $  6,623
  Accounts receivable, less allowances of $2,186,
    $1,461 and $1,980, respectively                  23,487     14,986   23,772
  Inventories                                        27,307     20,303   24,729
  Deferred income taxes                               4,521      1,286    4,428
  Other current assets                                3,150      2,013    3,254
                                                   --------    -------  -------
         Total current assets                        59,884     41,941   62,806


Property, plant and equipment, at cost              210,184    175,064  201,675
  Less accumulated depreciation                     106,574     94,655  103,309
                                                   --------    -------  -------
                                                    103,610     80,409   98,366
                                                   --------    -------  -------

Permits, net                                          8,760      1,994    8,695
Deferred charges and other assets                     5,322        407    5,315


         Total assets                              $177,576   $124,751 $175,182
                                                   ========   ========  ========

LIABILITIES
Current liabilities:
  Accounts payable                                 $ 16,331   $  9,754 $ 15,464
  Accrued expenses                                    7,760      7,066    7,660
  Current maturities of long-term debt                3,343        863    3,331
                                                   --------    -------  -------
         Total current liabilities                   27,434     17,683   26,455

Long-term debt, net of current maturities            35,058      9,457   29,272
Accrued pension and postretirement benefits           6,450      2,878    6,081
Deferred income taxes                                11,153      7,674   11,080
                                                   --------    -------  -------
         Total liabilities                           80,095     37,692   72,888
                                                   --------    -------  -------
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 20,000 shares
   authorized, 10,000 shares issued                     100        100      100
Capital in excess of par value                       45,076     41,317   45,076
Retained earnings                                    75,290     59,056   74,939
                                                   --------    -------  -------
                                                    120,466    100,473  120,115
Less: Treasury stock, at cost; 1,073, 744 and 809
        shares, respectively                         22,263     12,769   17,099
      Accumulated other comprehensive income:
        Minimum pension liability                       722        645      722
                                                   --------    -------  -------
                                                     97,481     87,059  102,294
                                                   --------    -------  -------
          Total liabilities and shareholders'
            equity                                 $177,576   $124,751 $175,182
                                                   ========   ======== ========

     See accompanying notes to unaudited consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
               CONDENSED  CONSOLIDATED   STATEMENTS  OF  CASH
        FLOWS for the  three-month  periods ended March 31,  1999 and 1998
                            (Unaudited, in thousands)

                                                           1999       1998
                                                           ----       ----

Net cash flows from operating activities:
  Net income                                            $   351    $   936
  Depreciation and depletion                              3,429      2,731
  Amortization of deferred charges and other                307        131
  Changes in operating assets and liabilities:
      Receivables                                           285        (59)
      Inventories                                        (2,578)    (1,065)
      Other current assets and deferred charges            (397)        94
      Accounts payable                                      180     (3,914)
      Accrued expenses                                      469     (1,221)

      Net cash provided (used) by operating activities    2,046     (2,367)
                                                       --------    -------

Net cash flows from investing activities:
  Purchase of property, plant and equipment              (7,884)    (5,203)
                                                       --------    -------

Net cash flows from financing activities:
  Repayment of long-term debt                            (1,089)      (229)
  Proceeds from long-term borrowing                       6,887          0
  Purchase of treasury stock                             (5,164)    (1,522)
                                                       --------    -------
      Net cash provided (used) by financing activities      634     (1,751)
                                                       --------    -------
           Decrease in cash and cash equivalents         (5,204)    (9,321)

Cash and Cash Equivalents:
  Beginning of period                                     6,623     12,674
                                                        --------   -------
  End of period                                         $ 1,419    $ 3,353
                                                        =======    =======



     See accompanying notes to unaudited consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        Basis of Presentation:

         The consolidated financial statements include the financial position, results of operations and cash flows of Giant Cement Holding, Inc. and its wholly owned subsidiaries, Giant Cement Company ("Giant"), Keystone Cement Company ("Keystone"), Giant Resource Recovery Company, Inc. ("GRR") for all periods presented and Solite Holding Company, Inc. and its wholly owned subsidiaries ("Solite") from its acquisition date of April 30, 1998. Where referred to herein, the "Company" includes these subsidiaries. All significant intercompany transactions and balances have been eliminated.

         The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements, and accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent Annual Report to Stockholders. The financial statements as of March 31, 1999 and for the interim periods then ended are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

         The financial information as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the Company's 1998 Annual Report to Shareholders.

2.       Inventories (in thousands):                   March 31,    December 31,
                                                       ---------    -----------
                                                    1999       1998      1998
                                                    ----       ----      ----
           Finished goods                        $  7,964  $   4,067 $  6,602
           In process                               4,193      3,050    2,773
           Raw materials                            2,136      2,060    2,127
           Supplies, repair parts and coal         13,014     11,126   13,227
                                                 --------   --------  -------
                                                 $ 27,307   $ 20,303  $24,729
                                                 ========   ========  =======

3.       Accrued Expenses (in thousands):               March 31,   December 31,
                                                       ---------   -----------
                                                    1999       1998      1998
                                                    ----       ----      ----
           Compensation                          $  2,432  $   1,723  $  2,740
           Pension plan contribution                  476      2,402       434
           Other                                    4,852      2,941     4,486
                                                 ----- --  ---------  --------
                                                 $  7,760  $   7,066  $  7,660
                                                  ========  =========  =======
                                       6

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

 5.      Acquisition:

         On April 30, 1998, the Company acquired Solite and certain of its subsidiaries in exchange for 325,000 shares of the Company's common stock. The Solite transaction included three lightweight aggregate manufacturing facilities with their associated resource recovery operations, five concrete block plants, and a waste treatment and blending facility. The terms of the transaction included the assumption of approximately $19.9 million of Solite's long-term debt, in addition to other liabilities.

         The following unaudited pro forma financial information assumes the acquisition had occurred on January 1, 1998 (in thousands, except per share data):

                                          1999               1998
                                          ----               ----

           Net sales                     $34,967           $33,822
           Net income                        351             1,675
           Earnings per share - basic    $   .04           $   .18

         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results. Certain adjustments made to Solite's April 1998 financial statements resulted in a pro forma loss of $1.2 million for the year ended December 31, 1998. It was not practical to allocate certain of these adjustments to the interim financial statements. Certain components of Solite's 1998 pro forma income have been reclassified for consistency with the 1999 presentation.


6.       Earnings Per Share:

         Basic earnings per share of common stock are determined by dividing net income applicable to common shares by the weighted average number shares outstanding during each year. Diluted earnings per share reflect the potential dilution that could occur assuming exercise of all issued and unexercised stock options. A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share is as follows:

                                                            March 31,
                                                        1999         1998
                                           (in thousands, except per share data)
          Basic earnings per share:
          Net income                                   $  351      $   936
          Weighted average common shares outstanding
                   for the period                       9,115        9,263
                                                       ------       ------

          Basic earnings per share of common stock    $   .04       $  .10
                                                      =======       ======

          Diluted earnings per share:
          Net income                                  $   351       $  936
          Weighted average common shares outstanding
                   for the period                       9,115        9,263
          Increase in shares which would result from:
                   Exercise of stock options              166          130
                                                      -------       ------
          Weighted average common shares, assuming
                   conversion of the above securities   9,281        9,393
                                                      -------       ------

          Diluted earnings per share of common stock  $   .04       $  .10
                                                      =======       ======

7.       Business Segment Data (in thousands):

         The Company operates in two business segments: Cement and Construction Products. The Company's segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

         The Cement segment consists of Giant, Keystone and GRR. The Cement segment manufactures and sells a complete line of portland and masonry cements used in residential, commercial and infrastructure construction applications.

         The Construction Products segments consists of Solite and its wholly owned subsidiaries. The Construction Products segment manufactures and sells construction materials to the residential, commercial and infrastructure construction markets in the South-Atlantic region of the United States.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report to Shareholders. All intersegment sales prices are market based. The Company evaluates performance based on the operating earnings of the respective business units. All of the Company's segments operate solely in the United States.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items and income and expense not allocated to reportable segments.

                                               Construction
                                      Cement    Products       Other     Total
           Revenues-external:
            March 31, 1999            25,444       9,523          -      34,967
            March 31, 1998            23,475           -          -      23,475
           Revenues-intersegment:
            March 31, 1999             1,000           -          -       1,000
            March 31, 1998                 -           -          -           -
           Operating income:
            March 31, 1999             1,565         (31)      (562)        972
            March 31, 1998             1,984           -       (495)      1,489
           Total assets:
            March 31, 1999           123,390      42,617     11,569     177,576
            March 31, 1998           103,250           -     21,501     124,751
           Capital expenditures:
            March 31, 1999             5,870       2,014          -       7,884
            March 31, 1998             5,203           -          -       5,203
           Depreciation and amortization:
            March 31, 1999             3,001         721         14       3,736
            March 31, 1998             2,849           -         13       2,862

8.       Comprehensive Income:

         There were no items of other comprehensive income in the periods presented.

9.       Subsequent Events:

         On April 21, 1999 the Company entered into an expanded $70 million credit facility with SouthTrust Bank, N A., Wachovia Bank, N. A., and Branch Banking and Trust Company. The credit facility provides the Company with a term loan of $25 million, revolving credit capacity of

         $40 million, and capacity for up to $5 million in letters of credit. The increased borrowing capacity provides the Company additional flexibility for its common stock repurchase program and other corporate purposes.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

General

On April 30, 1998, the Company acquired Solite Corporation. The acquisition included three lightweight aggregate manufacturing facilities and their associated resource recovery operations, five lightweight concrete block manufacturing facilities and a waste-derived fuel processing facility. The Solite operations acquired constitute the Company's construction products segment. Refer to Notes 5 and 7 for a discussion of the acquisition and the Company's reporting segments.

The Company's cement and construction products operations are directly related to the construction industry. The regional markets in which the Company operates, the Middle-Atlantic and South-Atlantic regions, are highly cyclical, experiencing peaks and valleys in demand corresponding to regional and national construction cycles. Additionally, the demand for cement and construction products is seasonal because construction activity diminishes during the winter months of December, January and February. The seasonal impact can be particularly acute in the Company's Middle-Atlantic market. In addition, the Company performs a substantial portion of its routine annual major maintenance projects during the period of low plant utilization, typically the first quarter of its fiscal year, which results in significant additional expense during this period. The Company believes that the routine annual maintenance performed in the first quarter results in lower maintenance costs throughout the remainder of the year. Accordingly, the Company has historically experienced its lowest levels of revenue and gross profit during the first quarter and thus the results for interim period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

The Company derives revenues from the sales of products, primarily cement and construction products, as well as from the provision of resource recovery services. Resource recovery services revenue is primarily derived from third parties that pay the Company to utilize their waste as fuel, which additionally reduces the cost of traditional fossil fuels used in the manufacture of cement and lightweight aggregate. Due to the nature of the Company's operations and the fact that the burning of waste-derived fuels is inseparable from the manufacturing processes, it is impractical to disaggregate the costs of sales and services by revenue classification. The Company's resource recovery operations are influenced by general and regional economic conditions; federal, state, and local environmental policies; kiln operations; and competition from other waste disposal alternatives.

Cement is a commodity product sold primarily on the basis of price. The price of cement tends to rise in periods of high demand and can fall if supply exceeds demand. The economic recovery that began in 1993 resulted in demand levels for cement in the United States that exceed domestic supply. Import facilities in the United States are largely controlled by companies that also own domestic manufacturing capacity; thus imports of cement to satisfy demand have not been a disruptive factor in the marketplace in recent years. Cement prices have generally increased in one or both of the Company's primary market areas in every year since 1993 and the Company has announced a $3 per ton price increase in its Middle-Atlantic market effective April 1, 1999. However, there can be no assurance that this price increase will be realized, or that current price levels will be maintained, should cement demand decline in relation to supply, either domestic or import.

Results of Operations

Three-month period ended March 31, 1999 versus three-month period ended March 31, 1998.

Total operating revenues increased $11.5 million, or 49.0%, to $35.0 million in the first quarter of 1999, compared with $23.5 million in the first quarter of 1998. Product sales increased $7.3 million, or 35.6%, to $28.0 million in 1999, compared with $20.6 million in 1998. The increase resulted primarily from the addition of $6.2 million in lightweight aggregate and block revenues from Solite and higher average selling prices and shipping volumes of cement.

Cement shipping volumes increased 5.5% in 1999 compared with 1998 volumes. The Company's average selling price per ton of cement increased 3.4% for the quarter ended March 31, 1999, as a result of price increases implemented in April 1998. Effective for April 1, 1999, the Company has announced a price increase of $3 per ton in its Middle-Atlantic market.

Resource recovery revenues increased $4.2 million, or 146.5%, to $7.0 million in 1999, compared with $2.8 million in 1998. The increase resulted from the addition of Solite's resource recovery revenues of $3.3 million, the reinstatement of liquid fuel utilization at Keystone, which was suspended for the first seven months of 1998, and increased solid fuel utilization at Giant.

Gross profit increased 46.0% to $5.3 million in 1999, compared with $3.6 million in 1998, as a result of the addition of Solite's gross profit of $1.9 million. The Company's gross margins decreased to 15.1% in 1999 from 15.4% in 1998. In 1999, cost of sales and services excluding the Solite operations increased $3.1 million, or 15.8%, to $23.0 million, compared with $19.9 million in 1998. The increase in costs was primarily the result of the timing and extent of the Company's planned winter maintenance programs and increased shipping volumes. Tons of cement manufactured increased 13.0% in 1999 compared with production from the first quarter of 1998, due to higher utilization of finished grinding capacity at Giant.

Selling, general and administrative (SG&A) expenses increased $2.2 million to $4.3 million, and increased to 12.3% of operating revenues. Excluding Solite, with expenses of $1.9 million, SG&A expenses were 9.3% of operating revenues in 1999 compared with 9.0% in 1998.

Interest expense increased $328,000 as a result of higher average borrowings outstanding primarily as a result of the Solite acquisition. The income tax provisions recorded for the three month periods ended March 31, 1999 and 1998, relate to federal and state income taxes and were recorded at estimated annual effective rates of 35% and 34%, respectively.

Net income decreased $585,000 to $351,000 in 1999, compared with $936,000 in 1998, primarily as a consequence of the anticipated increase in costs associated with the timing and extent of the Company's winter maintenance programs.

Liquidity and Capital Resources


The Company's liquidity requirements arise primarily from the funding of capital expenditures, debt service obligations, the common stock repurchase program and working capital needs. The Company has historically met these needs through internal generation of cash and borrowings on revolving credit facilities. The Company's borrowings have historically increased during the first half of the year because of the seasonality of its business and the annual plant maintenance performed in the first quarter.

Cash and cash equivalents totaled $1.4 million at March 31, 1999 compared to $6.6 million at December 31, 1998. At March 31, 1999, and December 31, 1998 the Company had net working capital of $32.5 million and $36.4 million and current ratios of 2.2 and 2.4, respectively. Accounts receivable decreased $285,000 or 1.2% compared to December 1998. Inventories increased $2.6 million or 10.4% to $27.3 million at March 31, 1999, as a result of an increase in finished goods and work in process (clinker) inventories as compared to December 31, 1998. Total current liabilities increased $979,000 or 3.7% to $27.4 million at March 31, 1999, primarily as a result of increased trade accounts payable and accrued expenses.

Cash provided by operations for the three month period ended March 31, 1999 was $2.0 million compared to $2.4 million cash used for the comparable period in 1998. The increase in cash provided by operations, compared with 1998, was primarily the result of an increase in current liabilities in 1999 compared with a decrease in 1998. Net cash used by investing activities increased from $5.2 million in 1998 to $7.9 million in 1999 as a result of increased capital expenditures in 1999. Capital spending of $14 to $15 million is planned for the year 1999. Net cash provided by financing activities was $635,000 compared to $1.8 million cash used for the comparable period in 1998, as a result of increased borrowings, partially offset by increased purchases of the Company's common stock. In the first quarter of 1999 the Company repurchased 263,500 shares at a cost of $5.2 million. In December 1998, the Company's Board of Directors approved a plan to expend up to $10.0 million for the repurchase of the Company's common stock, of which $3.0 million remains at March 31, 1999.

On April 30, 1998, the Company acquired Solite. The acquisition, accounted for as a purchase, was financed through the issuance of 325,000 of the Company's common stock, 75,000 shares of which are held in escrow. The Company increased the limit on its $32 million Credit Facility to $46 million in April, 1998 in order to refinance approximately $20 million of Solite's existing indebtedness. Subsequent to the quarter ended March 31, 1999, the Company increased the limit on its Credit Facility to $70 million (see Note 9). The Company believes that its Credit Facility, together with internally generated funds, will be sufficient to meet its needs for the foreseeable future.

On May 6, 1999 the Company announced that it had entered into a Letter of Intent with TBN Holdings, Inc. (TBN) to combine the operations of TBN with M&M Chemical (M&M), a waste treatment and blending facility in Alabama, which Giant obtained through its acquisition of Solite. TBN has waste treatment and blending facilities in Cleveland, Ohio and Sumter, South Carolina. Both TBN and M&M supply waste-derived fuels to Giant's cement and lightweight aggregate operations, in addition to supplying other cement manufacturers.

Under the Letter of Intent, the parties' respective interests in the combined operations will be proportionate to the value of the assets contributed, net of liabilities assumed. The Company anticipates that it will assume approximately $5 million of TBN's long term debt in connection with the transaction. The combined operations will be managed by TBN, while Giant Cement Holding will maintain a majority ownership. For the year ending December 31, 1998, M&M Chemical and TBN had revenues of $15 million and $25 million, respectively.

Year 2000

The Company has completed the year 2000 evaluation of all of its significant computer systems and applications. Outside specialists have been retained to assist in the process to the extent considered necessary. Information technology
(IT) and non-IT systems have been evaluated and the Company has prioritized the non-compliant systems and expects to substantially complete modifications to all significant systems by the end of the third quarter of 1999. Also, the Company is developing a contingency plan that is scheduled to be completed by the third quarter of 1999.

To date, expenses associated with year 2000 compliance have been minimal. The Company's primary financial management systems are essentially year 2000 compliant. Since the Company's manufacturing operations are not highly automated, the Company believes that the total cost to correct remaining year 2000 non-compliance issues will not have a material adverse effect on the results of operations or cash flows. Replacements of non-compliant systems with new systems, including projects previously planned to increase productivity, such as automated cement kiln control systems, but that also solve year 2000 problems, will be capitalized and amortized over the life of the new systems. The cost of reprogramming and correcting existing systems will be expensed as incurred. The Company expects that total expenditures for new systems and reprogramming existing systems will be approximately $1 million.

The Company believes that a material adverse effect of the year 2000 issues is highly unlikely. Nevertheless, it is not possible to anticipate all possible future outcomes or accurately determine the effects upon the Company's operations, business or financial condition, because the year 2000 issue is far-reaching and consequences are dependent on many factors, some of which are not completely within the Company's control. The Company is dependent upon
numerous  third  parties,  including  customers,  power  generators,   financial
institutions and other significant suppliers. The Company has surveyed these significant third parties and is not aware of any that are not becoming year 2000 compliant. The Company will continue to survey these third parties and will take corrective action if needed.

The total cost involved and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Disclosure Regarding Forward-Looking Statements

This report contains certain forward-looking statements, containing the words "believes," "anticipates," "expects" and words of similar import, based upon current expectations that involve a number of known and unknown business risks and uncertainties. The factors that could cause results to differ materially include the following: national and regional economic conditions, changes in the levels of construction spending, changes in supply or pricing of waste fuels, year 2000 computer system problems and other risks as further described in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1998.

                           GIANT CEMENT HOLDING, INC.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

                 For information regarding environmental proceedings and legal matters, see "Legal Proceedings" as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

                   (a)   Exhibits

                   *(10) Credit Agreement,  dated April 21, 1999,  between GCHI
                         and its  subsidiaries  and  SouthTrust   Bank,  N. A.,
                         Branch Banking & Trust Company and Wachovia Bank, N. A.

                   *(27) Financial Data Schedule


                   (b)   Reports on Form 8-K

                         During the quarter ended March 31, 1999, the Company did not file any reports on Form 8-K.

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







Date:  May 15, 1999