Form 10-Q
period 1999-06-30
GIANT CEMENT HOLDING INC
filed 1999-08-13
CIK 922405

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______.

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

            Common Stock, $.01 Par Value 8,656,562 Shares Outstanding

                           GIANT CEMENT HOLDING, INC.

                                      INDEX

PART I FINANCIAL INFORMATION                                            Page No.

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations - Three
         and Six-Month Periods Ended June 30, 1999 and 1998                3

         Condensed Consolidated Balance Sheets - June 30, 1999
         and 1998 and December 31, 1998                                    4

         Condensed Consolidated Statements of Cash Flows - Six-Month
         Periods Ended June 30, 1999 and 1998                              5

         Notes to Condensed Consolidated Financial Statements           6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           11-16

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                17

Item 4.  Submission of Matters to a Vote of Security Holders              17

Item 6.  Exhibits and Reports on Form 8-K                                 17

         (a)  Exhibits                                                    17

         (b) Reports on Form 8-K                                          17

                           GIANT CEMENT HOLDING, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
              OPERATIONS for the three and six-month periods ended
                             June 30, 1999 and 1998
                 (Unaudited, in thousands, except per share data)

                                         Three Months Ended    Six Months Ended
                                            1999       1998     1999      1998

Operating revenues                      $ 46,641   $ 39,861  $ 81,608  $ 63,336

Operating costs and expenses:
  Cost of sales and services              32,153     29,966    61,846    49,828
  Selling, general and administrative      3,904      3,577     8,206     5,701
                                        --------   --------  --------  --------
     Operating income                     10,584      6,318    11,556     7,807
Other income (expense):
  Interest expense                          (695)      (501)   (1,244)     (722)
  Other, net                                 111      1,537       229     1,677
                                        ---------  --------  --------  --------
     Income before taxes                  10,000      7,354    10,541     8,762
Provision for income taxes                 3,394      2,482     3,584     2,954
                                        --------   --------  --------  ---------
     Net income                         $  6,606   $  4,872  $  6,957  $  5,808
                                        ========   ========  ========  =========

Earnings per common share:
  Basic                                 $    .74   $    .52  $    .77  $    .62
                                        ========   ========  ========  ========
  Diluted                               $    .73   $    .51  $    .76  $    .61
                                        ========   ========  ========  ========

Weighted average common shares:
  Basic                                    8,909      9,342     9,011     9,303
  Diluted                                  9,093      9,495     9,187     9,444














           See accompanying notes to consolidated financial statements

                           GIANT CEMENT HOLDING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)

                                                  June 30, June 30, December 31,
                                                   1999      1998      1998
                                                     (Unaudited)     (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                       $  4,978  $  3,150   $  6,623
  Accounts receivable, less allowances of
    $2,259, $2,093, and $1,980, respectively        28,110    27,140     23,772
  Inventories                                       26,436    23,070     24,729
  Deferred income taxes                              4,521     1,536      4,428
  Other current assets                               1,607     2,612      3,254
                                                  --------  --------   --------
         Total current assets                       65,652    57,508     62,806
                                                  --------  --------   --------

Property, plant and equipment, at cost             212,608   195,991    201,675
  Less: accumulated depreciation                   109,744    97,451    103,309
                                                  --------  --------   --------
                                                   102,864    98,540     98,366
                                                  --------  --------   --------

Permits, net                                         8,832     4,509      8,695
Deferred charges and other assets                    5,367     5,504      5,315
                                                  --------  --------   --------
         Total assets                             $182,715  $166,061   $175,182
                                                  ========  ========   ========

LIABILITIES
Current liabilities:
  Accounts payable                                $ 12,179  $ 13,564   $ 15,464
  Short-term borrowings                                  -     4,000          -
  Accrued expenses                                   9,729     9,028      7,660
  Current maturities of long-term debt               5,098     3,302      3,331
                                                  --------  --------   --------
         Total current liabilities                  27,006    29,894     26,455

Long-term debt, net of current maturities           35,253    26,272     29,272
Accrued pension and postretirement benefits          6,796     5,602      6,081
Deferred income taxes                               11,153     9,334     11,080
                                                  --------  --------   --------
         Total liabilities                          80,208    71,102     72,888
                                                  --------  --------   --------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 20,000 shares
   authorized, 10,000 shares issued                    100       100        100
Capital in excess of par value                      45,078    44,027     45,076
Retained earnings                                   81,896    63,928     74,939
                                                  --------  --------   --------
                                                   127,074   108,055    120,115
Less: Treasury stock, at cost:  1,143, 647 and 809
        shares, respectively                        23,845    12,451     17,099
      Accumulated other comprehensive income:
        Minimum pension liability                      722       645        722
                                                  --------  --------   --------
                                                   102,507    94,959    102,294
                                                  --------  --------   --------
         Total liabilities and shareholders'
           equity                                 $182,715  $166,061   $175,182
                                                  ========  ========   ========


          See accompanying notes to consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the six-month periods ended June 30, 1999 and 1998
                            (Unaudited in thousands)

                                                            1999        1998
                                                            ----        ----
Net cash flows from operating activities:
   Net income                                           $ 6,957      $ 5,808
   Depreciation and depletion                             6,986        5,738
   Deferred income taxes                                    (20)         294
   Amortization of deferred charges and other               625          317
   Changes in operating assets and liabilities:
     Receivables                                         (4,338)      (6,164)
     Inventories                                         (1,707)       1,956
     Other current assets and deferred charges              597         (945)
     Accounts payable                                    (1,507)      (5,069)
     Accrued expenses                                     2,784         (851)
                                                        -------      -------

     Net cash provided by operating activities           10,377        1,084
                                                        -------      -------

Net cash flows from investing activities:
   Purchases of property, plant and equipment           (13,026)     (11,604)
   Acquisition, net of cash acquired                          -        1,347
                                                        -------      -------

     Net cash used by investing activities              (13,026)     (10,257)
                                                        -------      -------

Net cash flows from financing activities:
   Proceeds of long-term debt                            10,899       19,910
   Repayments of long-term debt                          (3,151)     (20,766)
   Proceeds from short-term borrowings                        -        4,000
   Purchases of treasury stock                           (6,744)      (3,495)
                                                        -------      -------

     Net cash provided (used) by financing activities     1,004         (351)
                                                        -------      -------

                  Decrease in cash and cash equivalents  (1,645)      (9,524)

Cash and Cash Equivalents:
     Beginning of period                                  6,623       12,674
                                                        -------      -------
     End of period                                      $ 4,978      $ 3,150
                                                        =======      =======


          See accompanying notes to consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Basis of Presentation:

       The consolidated financial statements include the financial position, results of operations and cash flows of Giant Cement Holding, Inc. and its wholly owned subsidiaries, Giant Cement Company ("Giant"), Keystone Cement Company ("Keystone"), Giant Resource Recovery, Inc. ("GRR") for all periods presented and Solite Holding Company, Inc. and its wholly owned subsidiaries ("Solite") from its acquisition date of April 30, 1998. Where referred to herein, the "Company" includes these subsidiaries. All significant intercompany transactions and balances have been eliminated.

       The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements, and accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent Annual Report to Stockholders. The financial statements as of June 30, 1999 and for the interim periods then ended are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior year balances have been reclassified to conform with the current year presentation.

       The financial information as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the Company's 1998 Annual Report to Shareholders.

2.     Inventories (in thousands):
                                                June 30,  June 30,  December 31,
                                                 1999      1998        1998
        Finished goods                        $ 6,962    $ 6,845     $ 6,602
        In process                              3,611      2,813       2,773
        Raw materials                           2,373      1,419       2,127
        Supplies, repair parts and coal        13,490     11,993      13,227
                                               ------     ------      ------
                                              $26,436    $23,070     $24,729
                                              =======    =======     =======
3.     Accrued Expenses (in thousands):
                                               June 30,   June 30,  December 31,
                                                1999       1998        1998
        Compensation                          $ 2,663    $ 2,604     $ 2,740
        Pension plan contributions                384      1,100         434
        Income taxes                            2,352      1,152           -
        Other                                   4,330      4,172       4,486
                                              -------    -------     -------
                                              $ 9,729    $ 9,028     $ 7,660
                                              =======    =======     =======
                                       6

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

       The following unaudited pro forma financial information assumes the acquisition had occurred on January 1, 1998 (in thousands, except per share data):

                                              1999                 1998
                                              ----                 ----
                                             (actual)          (pro forma)
         Net sales                        $  81,608           $  79,765
         Net income                           6,957               3,118
         Earnings per share - basic             .77                 .33

       The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results. Certain adjustments made to Solite's April 1998 financial statements resulted in a pro forma loss of $1.2 million for its year ended December 31, 1998. It was not practical to allocate certain adjustments to the interim financial statements.

       Certain   components   of  Solite's  1998  pro  forma  income  have  been
       reclassified for consistency with the 1999 presentation.

6.     Earnings Per Share:

       Basic earnings per share of common stock are determined by dividing net income applicable to common shares by the weighted average number of shares outstanding during each year. Diluted earnings per share reflect the potential dilution that occur assuming exercise of all issued and unexercised stock options. A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share is as follows:

                                             Three Months Ended Six Months Ended
                                                 1999    1998      1999    1998
        Basic earnings per share:
        Net income                             $6,606   $4,872   $6,957  $5,808
        Weighted average common shares
           Outstanding for the year             8,909    9,342    9,011   9,303
                                               ------   ------   ------  ------
        Basic earnings per share of
           common stock                        $  .74   $  .52   $  .77  $  .62
                                               ======   ======   ======  ======

        Diluted earnings per share:
        Net income                             $6,606   $4,872   $6,957  $5,808
        Weighted average common shares
           Outstanding for the year             8,909    9,342    9,011   9,303
        Increase in shares which would
           result from:
             Exercise of stock options            184      153      176     141
                                               ------   ------   ------  ------
        Weighted average common shares,
          assuming conversion of the above
          securities                            9,093    9,495    9,187   9,444
                                               ------   ------   ------  ------

        Diluted earnings per share of
          common stock                         $  .73   $  .51   $  .76  $  .61
                                               ======   ======   ======  ======

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

       The Construction Products segment consists of Solite and its wholly owned subsidiaries. The Construction Products segment manufactures and sells construction materials to the residential, commercial and infrastructure construction markets in the South-Atlantic region of the United States.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report to Shareholders. All intersegment sales prices are market based. The Company evaluates performance based on the operating earnings of the respective business units. All of the Company's segments operate solely in the United States.

       Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items and income and expense not allocated to reportable segments. The results for the Construction Products segment in 1998 are for the two months subsequent to the acquisition of Solite on April 30, 1998.

                                                  Construction
                                          Cement   Products    Other     Total
        Revenues-external:
              June 30, 1999               60,440    21,168         -     81,608
              June 30, 1998               54,810     8,526         -     63,336
        Revenues-intersegment:
              June 30, 1999                1,990         -         -      1,990
              June 30, 1998                  368         -         -        368
        Operating income:
              June 30, 1999               10,601     1,758      (803)    11,556
              June 30, 1998                7,336     1,161      (690)     7,807
        Total assets:
              June 30, 1999              125,698    45,684    11,333    182,715
              June 30, 1998              107,487    38,034    20,540    166,061
        Capital expenditures:
              June 30, 1999                9,280     3,746         -     13,026
              June 30, 1998               11,414       190         -     11,604
        Depreciation and amortization:
              June 30, 1999                6,074     1,509        28      7,611
              June 30, 1998                5,713       315        27      6,055

8.     Comprehensive Income:

       There  were no items  of  other  comprehensive   income  in  the  periods
       presented.

9.     Debt:

       Long-term debt consists of the following:

                                            June 30,  June 30,   December 31,
                                             1999      1998        1998

        Term loans                         $24,167    $13,300    $ 1,333
        Revolving credit loans              16,042     19,967     31,046
        Other                                  142        307        224
                                           -------    -------    -------
                                            40,351     33,574     32,603
        Less current maturities and
          short-term borrowings              5,098      7,302      3,331
                                           -------    -------    -------
        Long-term debt, net current
          maturities                       $35,253    $26,272    $29,272
                                           =======    =======    =======

       On April 21, 1999, the Company entered into an expanded $70 million credit facility with SouthTrust Bank, N.A., Wachovia Bank, N.A., and Branch Banking and Trust Company. The credit facility provides the Company with a term loan of $25 million, revolving credit capacity of $40 million, and capacity for up to $5 million in letters of credit. The increased borrowing capacity provides the Company additional flexibility for its common stock repurchase program and other corporate purposes.

                           GIANT CEMENT HOLDING, INC.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

General

On April 30, 1998, the Company acquired Solite Corporation. The acquisition included three lightweight aggregate manufacturing facilities and their associated resource recovery operations, five lightweight concrete block manufacturing facilities and a waste-derived fuel processing facility. The Solite operations acquired constitute the Company's construction products segment. Refer to Notes 5 and 7 of the accompanying financial statements for a discussion of the acquisition and the Company's reporting segments.

The Company's cement and construction products operations are directly related to the construction industry. The regional markets in which the Company operates, the Middle-Atlantic and South-Atlantic regions, are highly cyclical, experiencing peaks and valleys in demand corresponding to regional and national construction cycles. Additionally, the demand for cement and construction products is seasonal because construction activity diminishes during the winter months of December, January and February. The seasonal impact can be particularly acute in the Company's Middle-Atlantic market. In addition, the Company performs a substantial portion of its routine annual major maintenance projects during the period of low plant utilization, typically the first quarter of its fiscal year, which results in significant additional expense during this period. The Company believes that the routine annual maintenance performed in the first quarter results in lower maintenance costs throughout the remainder of the year. Accordingly, the Company has historically experienced its lowest levels of revenue and gross profit during the first quarter and thus the results for interim period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

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

Cement is a commodity product sold primarily on the basis of price. The price of cement tends to rise in periods of high demand and can fall if supply exceeds demand. The economic recovery that began in 1993 resulted in demand levels for cement in the United States that exceed domestic supply. Import facilities in the United States are largely controlled by companies that also own domestic manufacturing capacity; thus imports of cement to satisfy demand have not been disruptive factor in the marketplace in recent years. Cement prices have generally increased in one or both of the Company's primary market areas in every year since 1993 and the Company realized a 4.0% price increase in its Middle-Atlantic market effective April 1, 1999. The Company's cement manufacturing facilities are effectively operating at capacity. The Company is importing cement clinker and purchasing finishing cement to meet demand. However, there can be no assurance that demand will continue at current levels or that current price levels will be maintained, should cement demand decline in relation to supply, either domestic or import.

Results of Operations

Six month period ended June 30, 1999 versus six month period ended June 30, 1998.

Operating revenues increased 28.8% to $81.6 million in 1999 compared with $63.3 million in 1998. Revenues from product sales increased $10.9 million or 19.8% to $66.1 million in 1999, compared with $55.2 million in 1998, as a result of the addition of Solite's block and lightweight aggregate revenues for the entire period and higher average selling prices and shipping volumes of cement.

Cement shipping volumes increased 5.1% in 1999 compared with 1998 volumes. The Company's average selling price per ton of cement increased 2.1% for the period ended June 30, 1999 compared with 1998, as a result of price increases implemented in April 1998 and 1999. In April 1999, the Company realized a price increase of $2.50 per ton in its Middle-Atlantic market. Solite's product sales increased $8.4 million for the six months of 1999, compared with the two months subsequent to its acquisition in 1998.

Resource recovery services revenues increased $7.3 million or 90.1% to $15.5 million in 1999, compared with $8.2 million in 1998. The increase resulted from an additional $4.2 million in Solite resource recovery revenues, the reinstatement of liquid fuel utilization at Keystone, which was suspended for the first seven months of 1998, and increased solid fuel utilization at Giant.

Gross profit increased 46.3% to $19.8 million in 1999, compared with $13.5 million in 1998. The Company's gross margins increased to 24.2% in 1999 from 21.3% in 1998 as a result of increased cement selling prices and increased waste fuel utilization. In 1999, cost of sales and services excluding the Solite operations increased $3.7 million or 8.3% to $48.2 million, compared with $44.5 million in 1998. The increase in cement manufacturing costs was primarily the result of increased clinker and cement production, increased clinker purchases and increased shipping volumes partially offset by increased waste fuel utilization. Cement production volumes increased 10.5% in 1999 compared with 1998 volumes.

Selling, general and administrative (SG&A) expenses increased $2.5 million to $8.2 million, or 10.1% of operating revenues. Excluding Solite, with expenses of $3.7 million, SG&A expenses were 7.2% of operating revenues in 1999 compared with 7.3% in 1998.

Interest costs increased $522,000 for the six month period to $1.2 million on higher average borrowings outstanding primarily as a result of the Solite acquisition. While the interest rate on the Company's Credit Facility borrowings are tied to LIBOR, the recent increase in United States interest rates could result in higher interest cost for the Company in the future.

Other income decreased $1.4 million in 1999 as a result of the 1998 recovery under the Company's business interruption insurance policy of $1.5 million of the Company's losses related to the Keystone fire. The recovery partially offset resource recovery revenues lost and additional fuel expenses incurred between December 8, 1997 and June 30, 1998.

The income tax provisions recorded for the six month periods ended June 30, 1999 and 1998, relate to federal and state income taxes and were recorded at an estimated annual effective rates of approximately 34%.

Net income increased $1.1 million or 19.8% to $7.0 million in 1999 compared with $5.8 million in 1998, primarily as a result of increased cement production and sales, increased resource recovery utilization and the addition of Solite for the entire period in 1999.

Quarter ended June 30, 1999 versus quarter ended June 30, 1998.

Total operating revenues increased $6.8 million, or 17.0%, to $46.6 million in 1999 compared with $39.9 million in 1998. Product sales increased $3.6 million, or 10.4%, to $38.1 million in 1999, compared with $34.5 million in 1998. The increase resulted primarily from an additional $2.2 million in lightweight aggregate and block revenues from Solite, which is included for the entire quarter in 1999 compared with two months in 1998, and higher average selling prices and shipping volumes of cement.

Cement shipping volumes increased 4.8% in 1999 compared with 1998 volumes. The Company's average selling price per ton of cement increased 1.2% for the quarter ended June 30, 1999 compared with the second quarter of 1998 as a result of the price increase implemented in April 1999 in the Middle-Atlantic market.

Resource recovery revenues increased $3.2 million, or 60.0% to $8.5 million in 1999, compared with $5.3 million in 1998. The increase resulted from $895,000 in additional resource recovery revenues from Solite, the reinstatement of liquid fuel utilization at Keystone, which was suspended for the first seven months of 1998, and increased solid fuel utilization at Giant.

Gross profit increased 46.4% to $14.5 million in 1999, compared with $9.9 million in 1998. The Company's gross margins increased to 31.1% in 1999 from 24.8% in 1998 as a result of increased cement selling prices and increased waste fuel utilization. In 1999, cost of sales and services excluding the Solite operations increased $543,000 or 2.2%, to $25.2 million, compared with $24.6 million in 1998. The increase in costs was primarily the result of increased cement production and shipping volumes, partially offset by increased resource recovery revenues. Tons of cement manufactured increased 8.6% in 1999 compared with production from the second quarter of 1998, due to higher utilization of finished grinding capacity at Keystone.

Selling, general and administrative (SG&A) expenses increased $327,000 to $3.9 million, but decreased to 8.4% of operating revenues. Excluding Solite with expenses of $1.9 million, SG&A expenses were 5.6% of operating revenues in 1999 compared with 6.1% in 1998.

Interest expense increased $194,000 as a result of higher average borrowings outstanding primarily as a result of the Solite acquisition. Other income decreased $1.4 million in 1999, compared with 1998, as a result of the recovery in 1998 of $1.5 million of losses related to a fire at Keystone from a business interruption insurance policy. The recovery partially offset resource recovery revenues lost and additional fuel expenses incurred between December 8, 1997 and June 30, 1998.

The income tax provisions recorded for the three month periods ended June 30, 1999 and 1998, related to federal and state income taxes and were recorded at an estimated annual effective rate of approximately 34%.

Net income increased 35.6% to $6.6 million in 1999 compared with $4.9 million in 1998, primarily as a result of increased cement production and sales, increased resource recovery utilization and the addition of Solite for the entire quarter in 1999.

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

Cash and cash equivalents totaled $5.0 million at June 30, 1999 compared to $6.6 million at December 31, 1998. At June 30, 1999, and December 31, 1998 the Company had net working capital of $38.6 million and $36.4 million and a current ratio of 2.4 for both periods. Accounts receivable increased $4.3 million or 18.2% compared to December 1998, as a result of higher cement sales. Inventories increased $1.7 million or 6.9% to $26.4 million at June 30, 1999, as a result of an increase in finished goods and work in process (clinker) inventories as compared to December 31, 1998. Total current liabilities increased $551,000 or 2.1% to $27.0 million at June 30, 1999, primarily as a result of increased current maturities of long term debt.

Cash provided by operations for the six month period ended June 30, 1999 was $10.4 million compared to $1.1 million for the comparable period in 1998. The increase in cash provided by operations, compared with 1998, was primarily the result of an increase in net income and non-cash depreciation expense and an increase in current liabilities in 1999 compared with a decrease in 1998. Net cash used by investing activities increased from $10.3 million in 1998 to $13.0 million in 1999 as a result of increased capital expenditures in 1999. Net cash provided by financing activities was $1.0 million compared to $351,000 cash used for the comparable period in 1998, as a result of increased borrowings, partially offset by increased purchases of the Company's common stock. Through June 30, 1999, the Company has repurchased 336,000 shares of its common stock at a cost of $6.7 million. Subsequent to June 30, 1999, the Company has purchased an additional 200,000 shares of its common stock at a cost of $4.4 million.

On April 30, 1998, the Company acquired Solite. The acquisition, accounted for as a purchase, was financed through the issuance of 325,000 shares of the Company's common stock, 75,000 shares of which are held in escrow. The Company increased the limit on its $32 million Credit Facility to $46 million in April, 1998 in order to refinance approximately $20 million of Solite's existing indebtedness. On April 21, 1999 the Company increased the limit of its Credit Facility to $70 million (see Note 9). The Company believes that its Credit Facility, together with internally generated funds, will be sufficient to meet its needs for the foreseeable future.

On May 6, 1999 the Company announced it had entered into a Letter of Intent with TBN Holdings, Inc. (TBN) to combine the operations of TBN with M&M Chemical (M&M), a waste treatment and blending facility in Alabama, which Giant obtained through its acquisition of Solite. TBN has waste treatment and blending facilities in Cleveland, Ohio and Sumter, South Carolina. Both TBN and M&M supply waste-derived fuels to Giant's cement and Solite's lightweight aggregate operations, in addition to supplying other cement manufacturers.

During the process of negotiating the terms of a definitive agreement, the parties concluded that it would be preferable to restructure the transaction. A new Letter of Intent was entered into on August 9, 1999, under the terms of which the Company's wholly owned subsidiary M&M will acquire all of the outstanding shares of Southeastern Chemical & Solvent Company (SEC) and it's related subsidiaries, which comprise TBN's Sumter, SC operations. The Company anticipates that it will assume approximately $250,000 of SEC's long term debt in connection with the transaction. The purchase price, expected to approximate $12.5 million, the final amount of which will be determined at closing depending upon certain balance sheet variables, will be financed through borrowings on the Company's Credit Facility. For the year ending December 31, 1998, SEC had revenues of $17 million. The transaction is expected to be completed in the third quarter of 1999 and will be accounted for as a purchase.


Year 2000

The Company has completed the year 2000 evaluation of all of its significant computer systems and applications. Outside specialists have been retained to assist in the process to the extent considered necessary. Information technology
(IT) and non-IT systems have been evaluated and the Company has prioritized the non-compliant systems and expects to substantially complete modifications to all significant systems by the fourth quarter of 1999. Also, the Company is developing a contingency plan that is scheduled to be completed by the end of the third quarter of 1999.

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

The Company believes that a material adverse effect of the year 2000 issues is unlikely. Nevertheless, it is not possible to anticipate all possible future outcomes or accurately determine the effects upon the Company's operations, business or financial condition, because the year 2000 issue is far-reaching and consequences are dependent on many factors, some of which are not completely within the Company's control. The Company is dependent upon numerous third parties, including customers, power generators, financial institutions and other significant suppliers. The Company has surveyed these significant third parties and is not aware of any that are not becoming year 2000 compliant. The Company will continue to survey these third parties and will take corrective action if needed.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         (a) On May 11, 1999, the Company held its 1999 Annual Meeting of Shareholders.

         (b) Not applicable.

         (c) The stockholders approved the following matters:

    (1)  Gary Pechota,  Dean M. Boylan,  Edward Brodsky,  Robert L. Jones, John
         W. Roberts and Terry Kinder werere-elected as directors of the Company (8,322,635 shares for, 33,425 withheld).

    (2) PricewaterhouseCoopers L.L.P.was ratified as the Company's independent auditor for fiscal 1999 (8,344,123 shares for, 815 shares against).

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             *(27)  Financial Data Schedule

         (b) Reports on Form 8-K

              During the quarter ended June 30, 1999, the Company did not file any reports on Form 8-K.


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





Date:  August 13, 1999