Form 10-Q
period 1999-09-30
GIANT CEMENT HOLDING INC
filed 1999-11-12
CIK 922405

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---             SECURITIES  EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________  to _________

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

                           GIANT CEMENT HOLDING, INC.

                                      INDEX



PART 1 - FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations - Three
           and Nine-Month Periods Ended September 30,1999 and 1998           3

           Condensed Consolidated Balance Sheets - September 30, 1999
           and 1998 and December 31, 1998                                    4

           Condensed Consolidated Statements of Cash Flows - Nine-Month
           Periods Ended September 30, 1999 and 1998                         5

           Notes to Condensed Consolidated Financial Statements           6-11

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     12-18

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                19

Item 4.    Submission of Matters to a Vote of Security Holders              19

Item 6.    Exhibits and Reports on Form 8-K                                 19

           (a)  Exhibits                                                    19

           (b)  Reports on Form 8-K                                         19

                           GIANT CEMENT HOLDING, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
              OPERATIONS for the three and nine-month periods ended
                           September 30, 1999 and 1998
                 (Unaudited in thousands, except per share data)


                                       Three Months Ended     Nine Months Ended
                                          1999      1998         1999     1998

Operating revenues                      $ 44,675  $ 45,759    $126,283 $109,095

Operating costs and expenses:
  Cost of sales and services              32,165    31,349      94,011   81,177
  Selling, general and administrative      3,819     4,065      12,025    9,766
                                        --------  --------    -------- --------
    Operating income                       8,691    10,345      20,247   18,152
Other income (expense):
  Interest expense                          (811)     (653)     (2,055)  (1,375)
  Other, net                                 542       397         771    2,074
                                        --------  --------    -------- --------
    Income before taxes                    8,422    10,089      18,963   18,851
Provision for income taxes                 2,866     3,429       6,450    6,383
                                        ========  ========    ======== ========
    Net income                          $  5,556  $  6,660    $ 12,513 $ 12,468
                                        ========  ========    ======== ========

Earnings per common share:
     Basic                              $    .64  $    .72    $   1.41 $   1.34
                                        ========  ========    ======== ========
     Diluted                            $    .63  $    .70    $   1.38 $   1.32
                                        ========  ========    ======== ========

Weighted average common shares:
     Basic                                 8,664     9,314       8,894    9,306
     Diluted                               8,872     9,458       9,079    9,447

        See accompanying notes to condensed consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                September 30,      December 31,
                                                1999     1998          1998
ASSETS                                           (Unaudited)         (Audited)
Current assets:
  Cash and cash equivalents                   $  5,224  $  4,873    $  6,623
  Accounts receivable, less allowances of
    $1,802, $1,747 and $1,980, respectively     28,245    27,347      23,772
  Inventories                                   28,189    22,352      24,729
  Deferred income taxes                          4,751     1,536       4,428
  Other current assets                             959     2,162       3,254
                                              --------  --------    --------
        Total current assets                    67,368    58,270      62,806
                                              --------  ---------   --------

Property, plant and equipment, at cost         254,846   198,806     201,675
  Less:  accumulated depreciation              131,290   100,417     103,309
                                              --------  --------    --------
                                               123,556    98,389      98,366
                                              --------  --------    --------

Permits, net                                    12,763     9,006       8,695
Deferred charges and other assets               10,465     5,227       5,315
                                              --------  --------    --------
        Total assets                          $214,152  $170,892    $175,182
                                              ========  ========    ========

LIABILITIES
Current liabilities:
  Accounts payable                            $ 11,845  $ 13,391    $ 15,464
  Accrued expenses                               9,013     9,482       7,660
  Current maturities of long-term debt           5,115     3,315       3,331
                                              --------  --------    --------
        Total current liabilities               25,973    26,188      26,455

Long-term debt, net of current maturities       62,312    29,372      29,272
Accrued pension and postretirement benefits
  and other liabilities                          8,248     6,156       6,081
  Deferred income taxes                         13,973    11,095      11,080
                                              --------  --------    --------
        Total liabilities                      110,506    72,811      72,888
                                              --------  --------    --------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 20,000 shares
  authorized, 10,000 shares issued                 100       100         100
Capital in excess of par value                  45,067    44,027      45,076
Retained earnings                               87,452    70,588      74,939
                                              --------  --------    --------
                                               132,619   114,715     120,115
Less: Treasury stock, at cost:  1,343, 784
        and 809 shares, respectively            28,251    15,989      17,099
      Accumulated other comprehensive income,
        minimum pension liabillity                 722       645         722
                                              --------  --------    --------
                                               103,646    98,081     102,294
                                              --------  --------    --------
        Total liabilities and shareholders'
          equity                              $214,152  $170,892    $175,182
                                              ========  ========    ========

     See accompanying notes to condensed consolidated financial statements.

                           GIANT CEMENT HOLDING, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH
              FLOWS for the nine-month periods ended September 30,
                                  1999 and 1998
                            (Unaudited in thousands)

                                                              1999       1998
                                                              ----       ----
Net cash flows from operating activities:
     Net income                                             $12,513    $12,468
     Depreciation and depletion                              10,574      8,902
     Deferred income taxes                                      (21)       492
     Amortization of deferred charges and other                 685        456
     Gain on sale of property, plant and equipment             (451)         -
     Changes in operating assets and liabilities:
         Receivables                                         (1,875)    (6,414)
         Inventories                                         (3,250)     2,423
         Other current assets and deferred charges            1,382     (1,097)
         Accounts payable                                    (4,043)    (5,630)
         Accrued expenses                                       381     (1,760)
                                                            -------    -------

         Net cash provided by operating activities           15,895      9,840
                                                            -------    -------

Net cash flows from investing activities:
     Purchases of property, plant and equipment             (15,579)   (14,967)
     Proceeds from sales of property, plant and equipment       851        754
     Acquisitions, net of cash acquired                     (25,934)     1,347
                                                            -------    -------

         Net cash used by investing activities              (40,662)   (12,866)
                                                            -------    -------

Net cash flows from financing activities:
     Proceeds of long-term debt                              42,979     23,910
     Repayments of long-term debt                            (8,450)   (21,653)
     Purchases of treasury stock                            (11,161)    (7,032)
                                                            -------    -------

           Net cash provided (used) by financing activities  23,368     (4,775)
                                                            -------    -------

              Decrease in cash and cash equivalents          (1,399)    (7,801)

Cash and cash equivalents:
     Beginning of period                                      6,623     12,674
                                                            =======    =======
     End of period                                          $ 5,224    $ 4,873
                                                            =======    =======

     See accompanying notes to condensed consolidated financial statements.
                                       5

                           GIANT CEMENT HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation:

     The consolidated financial statements include the financial position, results of operations and cash flows of Giant Cement Holding, Inc. and its wholly owned subsidiaries, Giant Cement Company ("Giant"), Keystone Cement Company ("Keystone"), Giant Resource Recovery Company, Inc. ("GRR") for all periods presented and Solite Holding, Inc. and its wholly owned subsidiaries ("Solite") from its acquisition date of April 30, 1998. Where referred to herein, the "Company" includes these subsidiaries. All significant intercompany transactions and balances have been eliminated.

     The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent Annual Report to shareholders. The financial statements as of September 30, 1999 and 1998 and for the interim periods then ended are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

     The financial information as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the Company's 1998 Annual Report to Shareholders.

     On August 31, 1999, Solite acquired Southeastern Chemical & Solvent Co. and its related subsidiaries ("Southeastern") for $12.9 million (see Note 5). The acquisition has been accounted for as a purchase and, accordingly, the operating results of Southeastern have been included in the Company's consolidated financial statements since the date of acquisition.

2.   Inventories (in thousands):

                                               September 30,       December 31,
                                              1999      1998          1998

         Finished goods                    $  7,535   $  5,567    $  6,602
         In process                           4,805      2,734       2,773
         Raw materials                        2,035      1,344       2,127
         Supplies, repair parts and coal     13,814     12,707      13,227
                                           ========   ========    ========
                                           $ 28,189   $ 22,352    $ 24,729
                                           ========   ========    ========

3.   Accrued Expenses (in thousands):

                                                September 30,      December 31,
                                               1999     1998          1998

         Compensation                        $ 2,985   $ 2,724     $  2,740
         Pension plan contributions               56     1,071          434
         Income taxes                            192       590            -
         Other                                 5,780     5,097        4,486
                                             =======   =======     ========
                                             $ 9,013   $ 9,482     $  7,660
                                             =======   =======     ========

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

5.   Acquisitions:

     On August 31, 1999, M&M Chemical & Equipment Company, Inc. ("M&M"), a wholly owned waste treatment and blending subsidiary of Solite, acquired Southeastern Chemical & Solvent Co. and its related subsidiaries ("Southeastern") for $12.9 million, in addition to assuming approximately $300,000 of Southeastern's long-term debt. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Southeastern have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price, subject to final adjustment depending on certain balance sheet variables, was primarily allocated $8.7 million to property, plant and equipment, $4.7 million to a non-compete agreement, which will be amortized over 15 years (the term of the agreement), $4.0 million to identifiable intangibles (hazardous and non-hazardous waste storage and burning permits), which will be amortized over a forty year period, and $0.7 million to prepaid insurance, which will be amortized over a nine and one-half year period (the term of the policy), offset by $4.1 of other long-term liabilities allocated to closure cost liabilities and deferred taxes.

     On September 22, 1999, the Company acquired a deepwater import terminal in Portsmouth, Virginia for $12.7 million, plus $300,000 for parts, supplies and mobile equipment, which is expected to be operational in the second quarter of 2000 following modifications to the material handling system and truck load out facilities upgrades. Accordingly, the acquired assets (a component of the cement segment) are included in projects in process at September 30, 1999, and no depreciation has been recorded.

     On April 30, 1998, the Company acquired Solite and certain of its subsidiaries in exchange for 325,000 shares of the Company's common stock. The Solite transaction included three lightweight aggregates manufacturing facilities with their associated resource recovery operations, five concrete block plants and a waste treatment and blending facility. The terms of the transaction included the assumption of approximately $19.9 million of Solite's long-term debt, in addition to other liabilities.

     The following unaudited pro forma financial information assumes the acquisitions had occurred on January 1 of each period (in thousands, except per share data):

                                               1999             1998
                                               ----             ----

           Net sales                          $135,248         $135,538
           Net income                           13,621            9,956
           Earnings per share - basic         $   1.53         $   1.05

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the interim periods presented, nor are they necessarily indicative of future consolidated results. Certain adjustments made to Solite's April 1998 financial statements resulted in a pro forma loss of $1.2 million for its year ended December 31, 1998. It was not practical to allocate certain adjustments to the interim financial statements. Certain components of Solite's 1998 pro forma income have been reclassified for consistency with the 1999 presentation.

     Prior to completing any acquisition, the Company strives to investigate the current and contingent liabilities of the company or assets to be acquired, including potential liabilities arising from the noncompliance with environmental laws by prior owners for which the Company, as a successor owner, might become responsible. The Company also seeks to minimize the impact of potential liabilities by obtaining indemnities and warranties from the sellers, which may be supported by deferring payment of or by escrowing a portion of the purchase price.

6.    Earnings Per Share

     Basic earnings per share of common stock were determined by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflect the potential dilution that could occur assuming exercise of all issued and unexercised stock options. A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share is as follows (in thousands, except per share data):

                                         Three Months Ended   Nine Months Ended
                                           1999      1998       1999     1998
Basic earnings per share:
Net income                               $ 5,556   $ 6,660    $12,513  $12,468
                                         -------   -------    -------  -------
Weighted average common shares
  outstanding for the year                 8,664     9,314      8,894    9,306
                                         -------   -------    -------  -------
Basic earnings per share of
  common stock                           $   .64   $   .72    $  1.41  $  1.34
                                         =======   =======    =======  =======

Diluted earnings per share:
Net income                               $ 5,556   $ 6,660    $12,513  $12,468
                                         -------   -------    -------  -------
Weighted average common shares
  outstanding for the year                 8,664     9,314      8,894    9,306

Increase in shares which would
  result from:
    Exercise of stock options                208       144        185      141
                                         -------   -------    -------  -------
Weighted average common shares,
  assuming conversion of the above
  securities                               8,872     9,458      9,079    9,447
                                         -------   -------    -------  -------
Diluted earnings per share of
  common stock                           $   .63   $   .70    $  1.38  $  1.32
                                         =======   =======    =======  =======

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report to Shareholders. All inter-segment sales prices are market based. The Company evaluates performance based on the operating earnings of the respective business units. All of the Company's segments operate solely in the United States.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items and income and expense not allocated to reportable segments. The results for the Construction Products segment in 1998 are for the five months subsequent to the acquisition of Solite on April 30, 1998. Additionally, the results for the Construction Products segment in 1999 include the results of Southeastern since its acquisition date on August 31, 1999.

                                       Construction
                                Cement    Products    Other        Total
Revenues-external:
    September 30, 1999         92,704    33,579         -         126,283
    September 30, 1998         88,507    20,588         -         109,095
Revenues-intersegment:
    September 30, 1999          3,224         -         -           3,224
    September 30, 1998          1,787         -         -           1,787
Operating income:
    September 30, 1999         18,200     3,102    (1,055)         20,247
    September 30, 1998         16,052     3,000      (900)         18,152
Depreciation, depletion and
   amortization:
   September 30, 1999           9,149     2,070        40          11,259
   September 30, 1998           8,513       806        39           9,358
Total assets:
   September 30, 1999         141,659    72,012       481         214,152
   September 30, 1998         126,846    43,562       484         170,892
Capital expenditures:
   September 30, 1999          11,077     4,502         -          15,579
   September 30, 1998          13,566     1,399         2          14,967

8.   Comprehensive Income:

     There were no items of other comprehensive income in the periods presented.

9.   Debt:

     Long-term debt consists of the following (in thousands):

                                                  September 30,    December 31,
                                                  1999    1998        1998

         Term loans                             $22,917   $12,518    $ 1,333
         Revolving credit loans                  44,121    19,909     31,046
         Other                                      389       260        224
                                                -------   -------    -------
                                                 67,427    32,687     32,603
         Less current maturities
           of short-term borrowings               5,115     3,315      3,331
                                                =======   =======    =======
         Long-term debt, net of current
           maturities                           $62,312   $29,372    $29,272
                                                =======   =======    =======

     On April 21, 1999 the Company entered into an expanded $70 million credit facility with SouthTrust Bank, N A., Wachovia Bank, N. A., and Branch Banking and Trust Company. The credit facility provides the Company with a term loan of $25 million, revolving credit capacity of $40 million and capacity for up to $5 million in letters of credit. The increased borrowing capacity provides the Company additional flexibility for its common stock repurchase program and other corporate purposes. On September 20, 1999, the credit facility was amended to increase the revolving credit capacity to $50 million.

10. Subsequent Event:

     On November 4, 1999, the Company entered into a definitive agreement pursuant to which Cementos Portland, S.A. will acquire all of the outstanding shares of the Company's common stock for $31 per share in cash. Giant Cement's Board of Directors has unanimously approved the transaction and has recommended acceptance by the Giant Cement stockholders. In accordance with the terms of the merger agreement, Cementos Portland will promptly commence an all-cash tender offer for all outstanding shares of Giant Cement common stock. Following the completion of the tender offer, subject to the terms and conditions of the merger agreement, the parties will effect a second-step merger in which all shares not purchased in the tender offer will be converted into the right to receive $31.00 in cash. The tender offer is conditioned upon, among other things, there being tendered and not withdrawn prior to the expiration date of the offer at least a majority of the outstanding Giant Cement shares on a fully diluted basis, and on the expiration of the waiting period under the Hart Scott-Rodino Antitrust Improvements Act of 1976. The offer will expire in early December 1999, unless further extended.

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

General

On April 30, 1998, the Company acquired Solite Corporation. The acquisition included three lightweight aggregate manufacturing facilities and their associated resource recovery operations, five lightweight concrete block manufacturing facilities and a waste-derived fuel processing facility. On August 31, 1999, M&M Chemical & Equipment Company, Inc. (M&M), a wholly owned
subsidiary   of  Solite,   acquired   Southeastern   Chemical   &  Solvent   Co.
(Southeastern). The Solite operations constitute the Company's construction products segment. Refer to Notes 5 and 7 of the accompanying financial statements for a discussion of the acquisitions and the Company's reporting segments.

The Company's cement and construction products operations are directly related to the construction industry. The regional markets, in which the Company operates, the Middle-Atlantic and South-Atlantic regions, are highly cyclical, experiencing peaks and valleys in demand corresponding to regional and national construction cycles. Additionally, the demand for cement and construction products is seasonal because construction activity diminishes during the winter months of December, January and February. The seasonal impact can be particularly acute in the Company's Middle-Atlantic market. In addition, the Company performs a substantial portion of its routine annual major maintenance projects during the period of low plant utilization, typically the first quarter of its fiscal year, which results in significant additional expense during this period. The Company believes that the routine annual maintenance performed in the first quarter results in lower maintenance costs throughout the remainder of the year. Accordingly, the Company has historically experienced its lowest levels of revenue and gross profit during the first quarter and thus the results for interim period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

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

Cement is a commodity product sold primarily on the basis of price. The price of cement tends to rise in periods of high demand and can fall if supply exceeds demand. The economic recovery that began in 1993 resulted in demand levels for cement in the United States that exceed domestic supply. Import facilities in the United States are largely controlled by companies that also own domestic manufacturing capacity; thus imports of cement to satisfy demand have not been disruptive factor in the marketplace in recent years. Cement prices have generally increased in one or both of the Company's primary market areas in every year since 1993 and the Company realized a 5.0% price increase in its Middle-Atlantic market effective April 1, 1999. The Company's cement manufacturing facilities are effectively operating at capacity. The Company is importing cement clinker and purchasing finishing cement to meet demand. However, there can be no assurance that demand will continue at current levels or that current price levels will be maintained, should cement demand decline in relation to supply, either domestic or import.

Results of Operations

Nine-month period ended September 30, 1999 versus nine-month period ended September 30, 1998

Operating revenues increased 15.8% to $126.3 million in 1999, compared with $109.1 million in 1998. Revenues for the Cement segment increased $4.2 million, or 4.7%, to $92.7 million in 1999, compared with $88.5 million in 1998, as a result of higher cement and resource recovery revenues. Revenues for the Construction Products segment increased $13.0 million or 63.1% to $33.6 million in 1999, compared with $20.6 million in 1998, as a result of the inclusion of Solite for the full period in 1999 versus the five months subsequent to its acquisition in 1998.

Cement shipping volumes increased 0.7% in 1999 due to increased shipments in the Company's Middle-Atlantic market, offset by a slight decrease in the South-Atlantic market due to the effects of Hurricane Floyd and Tropical Storm Dennis during the third quarter of 1999, which resulted in heavy rains and flooding throughout portions of the South-Atlantic market.

The Company's average selling price per ton of cement increased 2.0% for the period ended September 30, 1999, compared with the comparable period in 1998, as a result of price increases realized in April 1998 and 1999 in the Company's Middle-Atlantic market. In April 1999, the Company realized a price increase of $3.00 per ton, or 5%, in its Middle-Atlantic market.

Total resource recovery services revenues increased $9.0 million, or 56.7%, to $24.8 million in 1999, compared with $15.8 million in 1998. The increase resulted from an additional $5.6 million in Solite resource recovery revenues (including Southeastern's resource recovery revenues of $1.5 million), the reinstatement of liquid fuel utilization at Keystone, which was suspended for the first seven months of 1998, and increased solid fuel utilization at Giant.

Gross profit increased 15.6% to $32.3 million in 1999, compared with $27.9 million in 1998. The Company's gross margin of 25.6% remained constant between periods. In 1999, cost of sales and services for the cement segment increased $3.5 million, or 5.1%, to $72.5 million, compared with $69.0 million in 1998. Cement production volumes increased 41,000 tons, or 3.8%, in 1999 compared with 1998 volumes. Cement segment operating income increased $2.1 million, or 13.4%, to $18.2 million, compared with $16.1 million in 1998. The Construction Products segment operating income increased to $3.1 million in 1999 compared with $3.0 million in 1998.

Selling, general and administrative expenses increased $2.2 million to $12.0 million in 1999, compared with $9.8 million in 1998, primarily as a result of the inclusion of Solite for the full period in 1999 versus five months in 1998.

Interest costs increased $0.7 million for the nine month period to $2.1 million on higher average borrowings outstanding due to the acquisitions of Solite, Southeastern and the import terminal. While the interest rate on the Company's Credit Facility borrowings are tied to LIBOR, the recent increase in United
States interest rates could result in higher interest cost for the Company in the future.

Other income decreased $1.3 million in 1999 as a result of the one-time 1998 recovery under the Company's business interruption insurance policy of $1.5 million of the Company's losses related to the Keystone fire. The recovery partially offset resource recovery revenues lost and additional fuel expenses incurred between December 8, 1997 and June 30, 1998.

The income tax provisions recorded for the nine month periods ended September 30, 1999 and 1998, relate to federal and state income taxes and were recorded at estimated annual effective rates of approximately 34%.

Net income of $12.5 million for the nine month period ended September 30, 1999 was 0.4% higher than the comparable period in 1998. The effect on the Company's earnings caused by Hurricane Floyd and Tropical Storm Dennis in the 3rd quarter of 1999, as well as the $1.5 million insurance recovery in 1998, negatively impacted the comparison of 1999 to 1998 earnings.

Quarter ended September 30, 1999 versus quarter ended September 30, 1998

Tropical Storm Dennis and Hurricane Floyd significantly impacted the Company's results of operations for the third quarter of 1999. South Carolina and North Carolina, the Company's primary markets in the South-Atlantic region, experienced heavy rain and flooding associated with these storm systems. Additionally, due to the initially projected path of Hurricane Floyd and the mandatory evacuation of the coastal area, the Company ceased operations at the Giant Cement facility resulting in the loss of approximately five days of cement production and resource recovery revenues at this facility. The storms impacted the Company's cement, lightweight aggregate and resource recovery businesses in the South-Atlantic region, and to a lesser extent cement shipments in the Middle-Atlantic region.

Operating revenues decreased 2.4% to $44.7 million in 1999, compared with $45.8 million in 1998. Revenues for the Cement segment decreased $1.4 million, or 4.3%, to $32.3 million in 1999, compared with $33.7 million in 1998. Revenues for the Construction Products segment increased $0.3 million, or 2.9%, to $12.4 million in 1999, compared with $12.1 million in 1998, as a result of decreased lightweight aggregate and block shipments, partially offset by increased resource recovery revenues (including Southeastern's resource recovery revenues of $1.5 million).

Cement shipping volumes decreased 6.5% which resulted in a decrease in revenues of $1.7 million, or 5.6%. The decline in cement shipping volumes was attributable to the wet weather in the South-Atlantic region, as well as downtime for repairs of a finishing mill at Giant in 1999.

The average selling price per ton of cement increased 1.6% as a result of the $3.00 per ton price increase realized in April 1999 in the Middle-Atlantic market.

Total resource recovery services revenues increased $1.6 million, or 21.3%, to $9.3 million in the third quarter of 1999, compared with $7.7 million in the third quarter of 1998 as a result of increased resource recovery revenues in the Cement segment and the acquisition of Southeastern. Resource recovery revenues in the cement segment increased 6.3% compared with 1998.

Gross profit decreased 13.2% to $12.5 million in the third quarter of 1999, compared with $14.4 million in the 1998 period, due to the impact of Hurricane Floyd and Tropical Storm Dennis, resulting in a decrease in the Company's gross margins from 31.5% in 1998 to 28.0% in 1999. Cost of sales and services increased 2.6% in 1999 to $32.2 million, compared with $31.3 million in 1998.

Selling, general and administrative expenses decreased 6.1% to $3.8 million in 1999 from $4.1 million in 1998 due to reduced costs at Solite.

Interest costs increased $158,000 for the 1999 quarter to $811,000 as a result of higher average borrowings outstanding due to the acquisitions of Southeastern and the import terminal. Other income increased to $542,000 in the third quarter of 1999 compared to $397,000 in the 1998 period.

The income tax provisions recorded for the three months ended September 30, 1999 and 1998, related to federal and state income taxes and were recorded at estimated annual effective rates of approximately 34%.

Net income decreased $1.1 million to $5.6 million in third quarter of 1999, compared with $6.7 million in the 1998 period primarily as a result of the impact of Hurricane Floyd and Tropical Storm Dennis and other factors discussed above.

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

Cash and cash equivalents totalled $5.2 million at September 30, 1999, compared with $6.6 million at December 31, 1998. At September 30, 1999 and December 31, 1998 the Company had net working capital of $41.4 million and $36.4 million, respectively, with current ratios of 2.6 and 2.4, respectively. Accounts receivable increased $4.5 million to $28.2 million at September 30, 1999, compared with December 31, 1998, as a result of the Southeastern acquisition ($2.8 million) and seasonally higher cement sales in the third quarter of 1999 compared with the fourth quarter of 1998. Inventories increased $3.5 million to $28.2 million at September 30, 1999, as a result of an increase in finished goods and work in process (clinker) inventories compared with December 31, 1998. Total current liabilities, excluding Southeastern's current liabilities of $4.4 million, decreased $4.9 million to $21.6 million at September 30, 1999 primarily as a result of decreased amounts payable to vendors for capital projects compared with December 31, 1998.

Cash provided by operations for the nine-month period ended September 30, 1999 was $15.9 million, compared with $9.8 million for the 1998 period. The increase in cash provided by operations as compared with 1998 was primarily the result of increases in non-cash depreciation expense and other current assets and deferred charges and a lesser increase in accounts receivable, offset by an increase in inventories. Net cash used by investing activities increased from $12.9 million in 1998 to $40.7 million in 1999 as a result of the acquisitions of Southeastern ($12.9 million) and the import terminal ($13.0 million). Net cash provided by financing activities totaled $23.4 million in 1999 as compared to net cash used of $4.8 million for the comparable period in 1998. The $28.1 million increase in net cash provided by financing activities was the result of increased borrowings for the acquisitions of Southeastern and the import terminal, which were offset by increased purchases of the Company's common stock. Through September 1999, the Company has repurchased 536,000 shares of its common stock at a cost of $11.2 million.

On April 30, 1998, the Company acquired Solite. The acquisition, which was accounted for as a purchase, was financed through the issuance of 325,000 shares of the Company's common stock, 75,000 shares of which are held in escrow. The Company increased the limit on its $32 million Credit Facility to $46 million in April 1998 in order to refinance approximately $20 million of Solite's existing indebtedness. On April 21, 1999 the Company increased the limit of its Credit Facility to $70 million, and on September 20, 1999, the Credit Facility was amended to increase the capacity to $80 million (see Note 9). The Company believes that its Credit Facility, together with internally generated funds, will be sufficient to meet its needs for the foreseeable future.

On August 31, 1999, M&M acquired Southeastern (located in Sumter, South Carolina) for $12.9 million. Both M&M and Southeastern are waste treatment and blending facilities and supply waste-derived fuels to Giant's cement and Solite's lightweight aggregate operations, in addition to supplying other cement manufacturers. On September 22, 1999, the Company acquired a deepwater import terminal in Portsmouth, Virginia, for $13 million. The facility has storage capacity of 50,000 tons and permitted throughput capacity in excess of 450,000 tons. The terminal is expected to be operational in the second quarter of 2000, following modifications to the material handling system and certain upgrades to allow for truck load-out. Accordingly, the terminal is included in projects in process at September 30, 1999, and no depreciation has been recorded. Both acquisitions, accounted for as a purchase, were financed through borrowings under the Company's existing Credit Facility.

Prior to completing any acquisition, the Company strives to investigate the current and contingent liabilities of the company or assets to be acquired, including potential liabilities arising from the noncompliance with environmental laws by prior owners for which the Company, as a successor owner, might become responsible. The Company also seeks to minimize the impact of potential liabilities by obtaining indemnities and warranties from the sellers, which may be supported by deferring payment of or by escrowing a portion of the purchase price.

On November 4, 1999, the Company entered into a definitive agreement pursuant to which Cementos Portland, S.A. will acquire all of the outstanding shares of the Company's common stock for $31 per share in cash. Giant Cement's Board of Directors has unanimously approved the transaction and has recommended acceptance by the Giant Cement stockholders. In accordance with the terms of the merger agreement, Cementos Portland will promptly commence an all-cash tender offer for all outstanding shares of Giant Cement common stock. Following the completion of the tender offer, subject to the terms and conditions of the merger agreement, the parties will effect a second-step merger in which all shares not purchased in the tender offer will be converted into the right to receive $31.00 in cash. The tender offer is conditioned upon, among other things, there being tendered and not withdrawn prior to the expiration date of the offer at least a majority of the outstanding Giant Cement shares on a fully diluted basis, and on the expiration of the waiting period under the Hart Scott-Rodino Antitrust Improvements Act of 1976. The offer will expire in early December 1999, unless further extended.

Year 2000

The Company has completed the year 2000 evaluation of all of its significant computer systems and applications. Outside specialists have been retained to assist in the process to the extent considered necessary. The Company evaluated its information technology (IT) and non-IT systems prioritized the non-compliant systems. The Company has successfully converted and/or implemented systems at the majority of its facilities. The Company has installed new administrative systems at three of its five lightweight block manufacturing facilities without encountering any unforeseen difficulties. The remaining two systems are expected to be operational in early December 1999. The Company acquired Southeastern in August 1999. Prior to the acquisition, Southeastern evaluated its IT and non-IT systems and prioritized the non-compliant systems. The Company is in the process of implementing a new system at Southeastern, which is expected to be completely operational by December 1999. Also, the Company has developed contingency plans in the event of unforeseen difficulties associated with Year 2000.

To date, expenses associated with year 2000 compliance have been minimal. The Company's primary financial management systems are essentially year 2000 compliant. Since the Company's manufacturing operations are not highly automated, the Company believes that the total cost to correct remaining year 2000 non-compliance issues have not and will not have a material adverse effect on the results of operations or cash flows. Replacements of non-compliant systems with new systems, including projects previously planned to increase productivity, such as automated cement kiln control systems, but that also solve year 2000 problems, will be capitalized and amortized over the life of the new systems. The cost of reprogramming and correcting existing systems will be expensed as incurred. The Company expects that total expenditures for new systems and reprogramming existing systems will be approximately $1.1 million, including Southeastern, most of which has been incurred.

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

Disclosure Regarding Forward Looking Statements

This document contains forward-looking statements, containing the words "believes", "anticipates", "expects", and words of similar import, based upon current expectations that involve a number of known and unknown business risks and uncertainties. The factors that could cause results to differ materially include the following: national and regional economic conditions, changes in the levels of construction spending, changes in supply or pricing of waste fuels, year 2000 computer system problems and other risks as further described in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1998.

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

              (b) Reports on Form 8-K

                  During the quarter ended September 30, 1999, the Company did not file any reports on Form 8-K. On November 8, 1999, the Company filed a report on Form 8-K regarding the definitive agreement entered into with Cementos Portland, S.A.

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

                                GIANT CEMENT HOLDING, INC. - Registrant





                           By:      /s/ Terry L. Kinder
                                    Terry L. Kinder
                                    Vice President and Chief Financial Officer
                                    Secretary-Treasurer





                           By:      /s/ Steven M. Diniaco
                                    Steven M. Diniaco
                                    Corporate Controller and Assistant Secretary
                                    Principal Accounting Officer





Dated:  November 10, 1999